Form 10QSB
period 2004-12-31
REESE CORP
filed 2005-02-11
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-113296

REESE CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0409895

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

Suite 1219, 1450 Chestnut Street, Vancouver, BC V6J  3K3

(Address of principal executive offices)

604-221-4988

(Issuer’s telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  13,297,650 shares of Common Stock as at December 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the six months ended December 31, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended December 31, 2004 include:

(a)

Balance Sheet as of December 31, 2004, and June 30, 2004;

(b)

Statement of Operations – three and six months ended December 31, 2004 and 2003 and November 20, 2002 (Date of Incorporation) to December 31, 2004;

(c)

Statement of Cash flows – three and six months ended December 31, 2004 and 2003 and November 20, 2002 (Date of Incorporation) to December 31, 2004;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2005.

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

(Stated in US Dollars)

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2004 and June 30, 2004

(Unaudited)

(Stated in US Dollars)

		December 31,	June 30,
ASSETS		2004	2004

Current
Cash		$ 20,343	$ 4,126

Capital assets		-	1,938

		$ 20,343	$ 6,064

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 1,817	$ 7,883
Advances payable – Note 4		5,600	-
Due to related parties – Notes 5 and 6		98,504	50,286

		105,921	58,169

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
300,000,000	shares authorized
13,297,650	shares issued (June 30, 2004: 13,297,650)	13,298	13,298
Additional paid-in capital		23,482	23,482
Contributed surplus – Note 6		60,000	40,000
Deficit accumulated during the development stage		(178,737)	(128,282)
Accumulated other comprehensive loss		(3,621)	(603)

		(85,578)	(52,105)

		$ 20,343	$ 6,064

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2004 and 2003 and for the period November 20, 2002 (Date of Inception) to December 31, 2004

(Unaudited)

(Stated in US Dollars)

					November 20, 2002
	Three months ended		Six months ended		(Date of Inception)
	December 31,		December 31,		To December 31,
	2004	2003	2004	2003	2004

Revenue	$ -	$ -	$ 442	$ -	$ 1,007

Expenses
Accounting, audit and legal fees	2,926	4,500	11,061	4,500	39,164
Amortization	-	284	-	547	1,250
Computer consulting and development costs	132	-	304	2,711	4,394
Consulting fees – Notes 5 and 6	12,405	11,500	30,874	21,500	121,652
Office and miscellaneous	2,458	415	7,982	781	12,608

	17,921	16,699	50,221	30,039	179,068

Net loss before other item	(17,921)	(16,699)	(49,779)	(30,039)	(178,061)

Other item:
Loss on disposal of capital assets	-	-	(676)	-	(676)

Net loss for the period	(17,921)	(16,699)	(50,455)	(30,039)	(178,737)

Comprehensive loss
Foreign currency translation adjustment	(1,502)	(466)	(3,018)	(261)	(3,621)

Comprehensive loss for the period	$ (19,423)	$ (17,165)	$ (53,473)	$ (30,300)	$ (182,358)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	13,297,650	13,292,984	13,297,650	13,283,992

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2004 and 2003,

and for the period November 20, 2002 (Date of Inception) to December 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 20, 2002
	Six months ended		(Date of Inception) to
	December 31,		December 31,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$ (50,455)	$ (30,039)	$ (17,873)
Add back non-cash items:
Amortization	-	547	1,250
Consulting fees	20,000	20,000	72,000
Loss on disposal of capital assets	676	-	676
Changes in non-cash working capital item related to operations
Accounts payable and accrued liabilities	(6,095)	2,886	1,788

	(35,874)	(6,606)	(103,023)

Cash Flows from (Used In) Investing Activities
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	1,262	-	1,262

	1,262	-	(1,894)

Cash Flows from Financing Activities
Capital stock issued	-	4,530	24,780
Advances payable	5,600	-	5,600
Advances from related parties	45,501	2,034	95,787

	51,101	6,564	126,167

Effect of foreign currency translation on cash	(272)	(497)	(907)

Increase (decrease) in cash during the period	16,217	(539)	20,343

Cash, beginning of the period	4,126	5,351	-

Cash, end of the period	$ 20,343	$ 4,812	$ 20,343
			…Cont.
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 6

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to December 31, 2004

(Unaudited)

(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the	Total
	Common Shares		Paid-in	Contributed	Comprehensive	Development	Stockholders’
	Number	Amount	Capital	Surplus	Income (Loss)	Stage	Deficiency

Issued for services on November 23, 2002 – at $0.01 per share	7,200,000	$ 7,200	$ 4,800	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.02 per share	6,075,000	6,075	14,175	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	-	(374)
Net loss for the period ended June 30, 2003	-	-	-	-	-	(47,677)	(47,677)

Balance, June 30, 2003	13,275,000	13,275	18,975	-	(374)	(47,677)	(15,081)

Issued for cash – at $0.02 per share	22,650	23	4,507	-	-	-	4,530
Contributed services – Note 4	-	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	-	(229)
Net loss for the year ended June 30, 2004	-	-	-	-	-	(80,605)	(80,605)

Balance, June 30, 2004	13,297,650	13,298	23,482	40,000	(603)	(128,282)	(52,105)

Contributed services – Note 4	-	-	-	20,000	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	(3,018)	-	(3,018)
Net loss for the period ended September 30, 2004	-	-		-	-	(50,455)	(50,455)

Balance, September 30, 2004	13,297,650	$ 13,298	$ 23,482	$ 60,000	$ (3,621)	$ (178,737)	$ (85,578)

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a six for one basis approved by the director of the Company on April 29, 2003.  The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim six month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the company’s June 30, 2004 annual consolidated financial statements.

Note 2

Continuance of Operations

The interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at December 31, 2004, the Company had a working capital deficiency of $85,578, has yet to commence profitable operation and has accumulated losses of $182,358 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Note 3

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Oasis Wireless Inc., a Canadian corporation.

Note 4

Advances Payable

The advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Related Party Transactions

The Company was charged the following expenses by the director of the Company and by a manager of the Company:

November 20,
2002 (Date of
	Three months ended		Six months ended		Inception) to
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004

Consulting fees	$ 12,405	$ 11,500	$ 30,874	$ 21,500	$ 120,828

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

The amounts due to related parties are advances from a director and a manager of the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Included in consulting fees are contributed services from the director of the Company as follows:

November 20,
2002 (Date of
	Three months ended		Six months ended		Inception) to
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004

Contributed services	$ 10,000	$ 10,000	$ 20,000	$ 20,000	$ 60,000

These contributed services are credited to contributed surplus.

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

a)

In November 2002, the Company issued 1,200,000 shares to the sole director of the Company in exchange for services having a fair value of $12,000.  This transaction was excluded from the statement of cash flows for the periods from November 22, 2002 (Date of Inception) to December 31, 2004; and

Note 6

Non-cash Transactions – (cont’d)

b)

During the six months ended December 31, 2004 and 2003, the Company’s sole director contributed services having a fair value of $20,000.  These non-cash transactions were excluded from the statement of cash flows for the six months then ended and the period from November 22, 2002 (Date of Inception) to December 31, 2004.

Note 7

Subsequent Event

The Company intends to file a prospectus with the Securities and Exchange Commission on form SB-2 for the sale and issue of up to 6,097,650 common shares at $0.20 per share, subject to regulatory approval.  These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on November 20, 2002 under the laws of the state of Nevada.  Our  principal  offices  are  located  at  Suite  1219,  1450  Chestnut  Street, Vancouver, BC V6J  3K3.  Our Phone number is 604-221-4988.

Reese Corp. through its subsidiary Oasis Wireless ("Oasis") provides secure high speed wireless internet access to the public via public hot spots. A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues. A subscriber can access the internet with his or her wireless device when located at one of these hot spots. This is a prepaid service and the subscriber has a choice of paying with a credit card online through a secure server or with a pre-paid card with an access code. The latter method is more convenient for the user.  These cards are made available to the hot spot venue for sale to their customers. Oasis owns a proprietary access solution that consists of an access point which is located at a venue and software hosted at our server which handles billing, security, authentication and merchant account services.  The hardware device communicates with the end users' laptop or PDA with a wireless protocol commonly known as Wi-Fi.  The end users' wireless device must be equipped with the appropriate Wi-Fi network interface cards.  This is a card that fits in a slot in a laptop or other device and allows the user to actually communicate with our server and use the service.

PLAN OF OPERATION

Our business plan calls for the on-going development of the hot spot or Wi-Fi service offering.  This will involve operations primarily in the areas of business  development, marketing and sales.

Principal expenses over the next 12 months are expected to be the following:

Item	Cost	Description
Salaries (which to this point have been irregularly paid)	$179,000 per annum	For Mr. Machula and Mr. Lepage and three marketing people (Should financing allow).
Sharing of ADSL high speed internet facility.	$840 per annum $70 per month

This is the medium by which high speed internet service is delivered to a given location between an Internet Service Provider and the hot spot.   This is the rented cable in which the WiFi service is delivered which is also called band width.

Purchase new hot spot hardware.	$34,500

Based on 75 new access points.  (This is a purely speculative number of new hot spots for the year.)

Nagasaki MS2100 Thin Client Computers at US$450 per unit and 2 more SuperMicro Servers at US$1500 per unit.  These items are used to transmit Wi-Fi service.

Web hosting and gateway fees	$1,076 ($500 per annum and $48 per month)	Allows us to host our website and process credit card payments respectively.
Larger office space	$40,000 per annum
Production of airtime cards.	$2,100	For printing costs per 3,000 cards, which cards are used by customers to access our service.
Accounting	$8,200 per annum	Accounting cost supports our application to attain reporting status in the United States.
Legal	$12,000 per annum

Legal expenses for the year will primarily support our application to attain reporting status and apply for quotation on the Over-the-Counter OTC Bulletin Board.  There is no assurance that this will ever occur.

Our cash needs have been met to this point by loans from Mr. Boris Machula and prior to that by equity financing via private placements.  Mr. Boris Machula has been providing financing to us to meet our needs to make it to the next equity or debt financing, although there is no assurance that funds of this kind will appear ever.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of  epayment.

It is our goal to raise $350,000 over the next 12 months.  This money would be used primarily to purchase equipment, pay salaries, and to do marketing and get a more significant office space.  The equipment we will purchase during the next 12 months depends upon the amount of access points we are able to sign up.  This is hard to estimate.  Likewise it is hard to estimate what type of revenue will be created through these access points should they exist.

RESULTS OF OPERATIONS

We incurred a loss of $50,455 for the six months ended December 31, 2004, compared to a loss of $30,039 for the six months ended December 31, 2003.   Operating expenses during the six months generally increased as did our activity.

Professional fees increased from $4,500 for the six months ended December 31, 2003 to $11,061 for the six months ended December 31, 2004.  This was do to the fact that Reese Corp. became a reporting company during the 2004 period and increased legal and accounting services were required.  Consulting expenses increased from $21,500 for the six months ended December 31, 2003 to $30,874 for the six months ended December 31, 2004.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $20,343 as of December 31, 2004.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs.  We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

Item 3.

   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2005

Reese Corp.

By:

/s/ Boris Machula

Boris Machula, President

(Principal Executive Officer,

 Principal Financial Officer, and

Exhibit 31.1

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Boris Machula, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Reese Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2005

/s/ Boris Machula

Boris Machula, President

Principal Executive Officer,

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Boris Machula, President and Principal Executive Officer and Principal Financial Officer of Reese Corp. certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Reese Corp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  February 10, 2005

By:

/s/ Boris Machula

Boris Machula

President and Principal

Executive Officer and

Principal Financial Officer