Form 10QSB
period 2005-03-31
REESE CORP
filed 2005-05-19
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  13,297,650 shares of Common Stock as at March 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the nine months ended March 31, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended March 31, 2005 include:

(a)

Balance Sheet as of March 31, 2005, and June 30, 2004;

(b)

Statement of Operations – three and nine months ended March 31, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to March 31, 2005;

(c)

Statement of Cash flows – nine months ended March 31, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to March 31, 2005;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2005.

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(Stated in US Dollars)

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2005 and June 30, 2004

(Unaudited)

(Stated in US Dollars)

ASSETS	March 31 2005	June 30 2004

Current
Cash	$ 5,467	$ 4,126
Amount receivable	286	-
	5,753	4,126

Capital assets	-	1,938

	$ 5,753	$ 6,064

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 2,900	$ 7,883
Advances payable – Note 4	5,600	-
Due to related parties – Notes 5 and 6	96,485	50,286

	104,985	58,169

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
300,000,000 shares authorized
13,297,650 shares issued (June 30, 2004: 13,297,650)	13,298	13,298
Additional paid-in capital	23,482	23,482
Contributed surplus – Note 6	70,000	40,000
Accumulated other comprehensive loss	(2,896)	(603)
Deficit accumulated during the development stage	(203,116)	(128,282)

	(99,232)	(52,105)

	$ 5,753	$ 6,064

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2005 and 2004

and for the period November 20, 2002 (Date of Inception) to March 31, 2005

(Unaudited)

(Stated in US Dollars)

	Three months ended March 31,		Nine months ended March 31,		November 20 (Date of Inception) to March 31,
	2005	2004	2005	2004	2005

Revenue	$ -	$ -	$ 442	$ -	$ 1,007

Expenses
Accounting, audit and legal fees	9,226	11,053	20,287	15,553	48,390
Amortization	-	250	-	797	1,250
Computer consulting and development costs	108	-	412	-	5,326
Consulting fees – Notes 5 and 6	11,843	12,170	42,717	34,881	132,671
Office and miscellaneous	1,677	1,538	9,659	3,733	14,285
Transfer agent	1,525	-	1,525	-	1,525

	24,379	25,011	74,600	54,964	203,447

Net loss before other item	(24,379)	(25,011)	(74,158)	(54,964)	(202,440)

Other item:
Loss on disposal of capital assets	-	-	(676)	-	(676)

Net loss for the period	(24,379)	(25,011)	(74,834)	(54,964)	(203,116)

Comprehensive loss
Foreign currency translation adjustment	725	354	(2,293)	93	(2,896)

Comprehensive loss for the period	$(23,654)	$(24,657)	$(77,127)	$(54,871)	$(206,012)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	13,297,650	13,297,650	13,297,650	13,288,672

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2005 and 2004

and for the period November 20, 2002 (Date of Inception) to March 31, 2005

(Unaudited)

(Stated in US Dollars)

	Nine Months ended March 31,		November 20, 2002 (Date of Inception) to March 31,
	2005	2004	2005
Cash Flows used in Operating Activities
Net loss for the period	$(74,834)	$(54,964)	$(203,116)
Add back non-cash items:
Amortization	-	797	1,250
Consulting fees	30,000	30,000	82,000
Loss on disposal of capital assets	676	-	676
Changes in non-cash working capital item related to operations
Amount receivable	(286)	-	(286)
Accounts payable and accrued liabilities	(4,983)	2,636	2,900
	(49,427)	(21,531)	(116,576)
Cash Flows from (Used In) Investing Activities
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	1,262	-	1,262
	1,262	-	(1,894)

Cash Flows from Financing Activities
Capital stock issued	-	4,530	24,780
Advances payable	5,600	-	5,600
Advances from related parties	46,199	19,375	96,485
	51,799	23,905	126,865

Effect of foreign currency translation on cash	(2,293)	18	(2,928)
Increase in cash during the period	1,341	2,392	5,467
Cash, beginning of the period	4,126	5,351	-
Cash, end of the period	$ 5,467	$ 7,743	$ 5,467
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 6

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to March 31, 2005

(Unaudited)

(Stated in US Dollars)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Development Stage	Stockholders’ Deficiency
Issued for services on November 23, 2002 – at $0.01 per share	7,200,000	$7,200	$ 4,800	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.02 per share	6,075,000	6,075	14,175	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	-	(374)
Net loss for the period ended June 30, 2003	-	-	-	-	-	(47,677)	(47,677)
Balance, June 30, 2003	13,275,000	13,275	18,975	-	(374)	(47,677)	(15,081)

Issued for cash – at $0.02 per share	22,650	23	4,507	-	-	-	4,530
Contributed services – Note 4	-	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	-	(229)
Net loss for the year ended June 30, 2004	-	-	-	-	-	(80,605)	(80,605)
Balance, June 30, 2004	13,297,650	13,298	23,482	40,000	(603)	(128,282)	(52,105)

Contributed services – Note 4	-	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(2,293)	-	(2,293)
Net loss for the period ended March 31, 2005	-	-		-	-	(74,834)	(74,834)
Balance, March 31, 2005	13,297,650	$13,298	$ 23,482	$ 70,000	$ (2,896)	$ (203,116)	$(99,232)

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

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim nine month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s June 30, 2004 annual consolidated financial statements.

Note 2

Continuance of Operations

The interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2005, the Company had a working capital deficiency of $99,232, has yet to commence profitable operations and has accumulated losses of $206,012 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 5

Related Party Transactions

The Company was charged the following by directors of the Company:

November 20,
2002 (Date of
	Three months ended		Nine months ended		Inception) to
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005

Consulting fees	$ 11,843	$ 10,000	$ 42,717	$ 31,500	$ 132,671

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

The amounts due to related parties are advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Included in consulting fees are contributed services from the director of the Company as follows:

November 20,
2002 (Date of
	Three months ended		Nine months ended		Inception) to
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005

Contributed services	$ 10,000	$ 10,000	$ 30,000	$ 30,000	$ 70,000

These contributed services are credited to contributed surplus.

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions have been excluded from the statements of cash flows:

a)

On November 22, 2002, the Company issued 1,200,000 shares to the sole director of the Company in exchange for services having a fair value of $12,000.  This transaction was excluded from the statement of cash flows for the period from November 22, 2002 (Date of Inception) to March 31, 2005.

Note 6

Non-cash Transactions – (cont’d)

b)

During the nine months ended March 31, 2005 and 2004, the Company’s sole director contributed services having a fair value of $30,000 per period.  These non-cash transactions were excluded from the statements of cash flows for the nine months then ended and for the period from November 22, 2002 (Date of Inception) to March 31, 2005.

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

PLAN OF OPERATION

Our business plan calls for the on-going development of the hot spot or Wi-Fi service offering.  This will involve operations primarily in the areas of business  development, marketing and sales.   It should be noted the success of our company in erecting hotspot locations has been very limited.

Principal expenses over the next 12 months are expected to be the following:

Item	Cost	Description
Salaries (which to this point have been irregularly paid)	$139,000 per annum	For Mr. Machula and Mr. Lepage and two marketing people (Should financing allow).
Sharing of ADSL high speed internet facility.	$840 per annum $70 per month

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

Our cash needs have been met to this point by loans from Mr. Boris Machula and prior to that by equity financing via private placements.  Mr. Boris Machula has been providing financing to us to meet our needs to make it to the next equity or debt financing, although there is no assurance that funds of this kind will appear ever.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of  repayment.

It is our goal to raise $310,000 over the next 12 months.  This money would be used primarily to purchase equipment, pay salaries, and to do marketing and get a more significant office space.  The equipment we will purchase during the next 12 months depends upon the amount of access points we are able to sign up.  This is hard to estimate.  Likewise it is hard to estimate what type of revenue will be created through these access points should they exist.

RESULTS OF OPERATIONS

We incurred a loss of $74,834 for the nine months ended March 31, 2005, compared to a loss of $54,964 for the nine months ended March 31, 2004.   Operating expenses during the nine months generally increased as did our activity.

Professional fees increased from $15,553 for the nine months ended March 31, 2004 to $20,287 for the nine months ended March 31, 2005.  This was due to the fact that Reese Corp. became a reporting company during the 2004 and 2005 period and increased legal and accounting services were required.  Consulting expenses increased from $34,881 for the nine months ended March 31, 2004 to $42,717 for the nine months ended March 31, 2005.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5,467 as of March 31, 2005.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: May 15, 2005

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

Date:  May 15, 2005

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

Date:  May 15, 2005

By:

/s/ Boris Machula

Boris Machula

President and Principal

Executive Officer and

Principal Financial Officer