Form 10KSB
period 2005-06-30
REESE CORP
filed 2005-09-02
CIK 1273507

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  333-113296

REESE CORP.

(Exact name of Registrant as specified in its charter)

NEVADA                                                                    98-0409895

(State or other jurisdiction of                                              (I.R.S. Employer

incorporation or organization)                                        Identification Number)

Suite 1219, 1450 Chestnut St.

 Vancouver, BC Canada                                               V6J 3K3

(Address of principal executive offices)

      (Zip Code)

Registrant's telephone number, including area code: (604) 221-4988

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: 25,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Revenues for the year ended June 30, 2005 were $462

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2005 is $0.20

The number of shares of the issuer's Common Stock outstanding as of June 30, 2005 is 13,297,650.

Transitional Small Business Disclosure Format (check one):

Yes [   ]  No [ X ]

TABLE OF CONTENTS

PAGE

PART I

Item 1.   Description of Business

3

Item 2.   Description of Property

7

Item 3.   Legal Proceedings

7

Item 4.   Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

7

Item 6.   Management's Discussion and Analysis or Plan of Operation

8

Item 7.   Financial Statements

9

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9

Item 8A.

Controls and Procedures

9

PART  III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

9

Item 10.  Executive Compensation

10

Item 11.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters

11

Item 12.  Certain Relationships and Related Transactions

12

Item 13.  Exhibits and Reports on Form 8-K

12

Item 14.  Principal Accountant Fees and Services

13

SIGNATURES

14

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true.  The assumptions upon which the forward-looking statements are based include without limitation:

•

We will obtain funding sufficient to execute its business plan.

•

We will be successful competing in a competitive market.

•

Our key personnel will remain with the Company.

•

We will be able to hire skilled personnel for key positions as needed and within our budgetary constraints.

ITEM 1.    Description of Business

We were incorporated on November 20, 2002 under the laws of the state of Nevada.  Our  principal  offices  are  located  at  Suite  1219,  1450  Chestnut  Street, Vancouver, BC V6J  3K3.  Our phone number is 604-221-4988.

Through our subsidiary, Oasis Wireless ("Oasis"), we provide secure high speed wireless internet access to the public via public hot spots.  A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues.  A subscriber can access the internet with his or her wireless device when located at one of these hot spots.  This is a prepaid service  and  the  subscriber  has  a choice of paying with a credit card online through  a  secure server or with a pre-paid card with an access code.  These cards are made available to the hot  spot  venue  for  sale  to their customers.  Oasis owns a proprietary access solution  that  consists  of  an  access  point  which is located at a venue and software  hosted  at  our server which handles billing, security, authentication and  merchant  account  services.  The hardware device communicates with the end users'  laptop  or PDA with a wireless protocol commonly known as Wi-Fi.  The end users'  wireless  device  must  be  equipped  with the appropriate Wi-Fi network interface cards.  This is a card that fits in a slot in a laptop or other device and allows the user to actually communicate with our server and use the service.

Operations and  Twelve month Plan

Oasis installed working hot spots in a cafe called  “Pane from Heaven” and  at  the  Jericho  Sailing  Club, both in Vancouver. British Columbia.  Later the company installed a hot spot at West 1st Avenue and Cypress Street in Vancouver, British Columbia in a private residence.  Two of these hot spots have been dismantled for lack of adequate revenue generation.  Oasis recently installed a new hot spot in another private residence near West 8th Avenue and Burrard Street, which sits on a hill over looking one of the most densely populated areas in Vancouver, British Columbia.  Our negotiations with the Blenz Coffee chain in British Columbia have been terminated.

Financing

We have been meeting our financial needs more recently through loans from our President, Mr.  Machula.  To June 30, 2005 he has lent to us $67, 760 on a unsecured interest free no terms basis.  While there is no guarantee that this will continue, Mr. Machula has continued to lend money to us since June 30, 2005.   It is hoped that should we gain a public listing we will be able to more easily access public financing, although there is no assurance of this possibility.

We are currently in the development stage and have not yet generated any significant revenues. At June 30, 2005 our accumulated deficit is $214,353.   Our cash was $6,179.    Our total revenue for the year was $462.

Hardware and Software

We do not have any planned expenditures in the area of hardware over the next twelve months as some of the servers that have been dismantled will be redeployed for other hot spot locations once we are able to secure new locations.

Current and New Employment

When our budget allows, we anticipate we will hire a marketing person to assist us to gain new customers.  We have identified a person for this job, but will not initiate the position until we erect two more hot spot locations.  This marketing person will earn $2,800 per month.    Mr. Machula has not recently collected any salary and Mr. Lepage has been paid far less than the $36,000 per annum as originally agreed as a result of our lack of financing.

New Business and Marketing

Mr. Lepage has recently made headway in opening a new hot spot for us and Oasis, but we are now trying to open new locations in the downtown core of Vancouver, British Columbia, where marketing dollars will then be better spent more efficiently.

Professional Fees

We expect that we will require approximately $20,000 to $25,000 over the next twelve months to satisfy our legal and accounting requirements.

Including miscellaneous expenses, we will require at least $285,000 over the next twelve months to satisfy our operating expenses.  We will continue to pursue equity and debt financing.

We Carry No Insurance Policies.

We currently carry no policies of insurance to cover any type of risk to our business.

Reliance on Key Personnel.

Our success depends to a significant extent on the continued service of Robert Lapage. The loss or interruption of services from Robert Lepage for whatever reason, could have a material adverse effect on our busines.  In the event of the loss of services of Mr. Lepage no assurances can be given that we will be able to obtain the services of adequate replacement personnel.

Operating Results Are Difficult to Predict.

We plan to run at a loss for at least 12 months. This means that we will rely on our continued fund raising efforts for an indefinite period of time.

ITEM 2.    Description of Property

We maintain our principal office at Suite 1219, 1450 Chestnut St., Vancouver, British Columbia, Canada V6K 3K3.

ITEM 3.    Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholders Matters

Market for Common stock

There is no market for our Common Stock.  As of June 30, 2005, there were 13,297,650 shares of Common Stock issued and outstanding.

Recent Unregistered Sales of Securities

There have been no recent sales of unregistered securities.

Dividends

We presently plan to reinvest any future earnings in the business and, therefore, we are unlikely to declare any cash dividends in the foreseeable future. We have not declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We had cash on hand in the amount of $6,179 as of June 30, 2005.  We will require additional financing to enable us to complete our twelve month plan.  Our President, Boris Machula, has provided us with operating capital in the form of unsecured demand loans to meet our cash needs until we are self-sustaining or more additional capital is raised. As a result, there have been no substantial cash excesses.  Mr. Machula has not made a firm commitment to continue financing and may discontinue being a source of funds at any time.  We hope to raise money through sales of common stock to private investors and/or through, institutional avenues.  Stock options may also be offered in the future, which, if exercised, could provide additional capital.

We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore we do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and development and/or negotiations for business opportunities, which may deplete our assets.

We expect to incur a net loss at the end of the fiscal year June 30, 2006.  We cannot presently estimate when we may become profitable, if ever.

Results of Operations

Results of Operation for the Year Ended June 30, 2005 as compared to the Year Ended June 30, 2004

We incurred a loss of $83,763 for the fiscal year ending June 30, 2005 compared to a loss of $80,605 for the fiscal year ending June 30, 2004, which were largely similar figures.

We expect to continue to incur higher professional expenses in order to comply with our ongoing reporting obligations under the Securities Exchange Act of 1934.  Professional fees were $27,687 for the fiscal year ended June 30, 2005 and were similar for the fiscal year ended June 30, 2004 at 26,103.

We earned $462 in revenues during the fiscal year June 30, 2005 and similarly had little revenues of $565 in 2004.  Management believes that the lack of revenues resulted largely from the lack of an adequate marketing of our Wi-Fi services in the neighborhoods where we were installed.

Liquidity and Capital Resources

We had cash of $6,179 as of June 30, 2005, compared to a cash position of $4,126 at June 30, 2004.  We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.

ITEM 7.    Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. He concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)

Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position

Boris Machula	39	Director, President, Secretary and Treasurer

Boris Machula

Mr.  Machula  has  a  Business Management Diploma from Langara College in Vancouver, British Columbia.   He has also  spent  time in the Microsoft Certified Systems Engineering program but did not  finish  the  course.   He  has  spent a significant amount of time building computer  networks  through  the years as a hobby and generally understands many technologies  well.    Prior  to  becoming  involved  in our business. Mr. Machula earned  his  living  as  a  private  investor.

Duties

Mr. Machula is responsible for finding financing for us and handles most of our day-to-day matters as they relate to paying bills and other mundane details.  He is also responsible for organizing information for accounting  and  legal  matters.   Mr. Machula has also jointly  been  involved  in  maintaining  the  website  for  Oasis.

Mr.  Machula has to this point been a lender of last resort to us although there is  no  assurance  that  this  will  continue  in  the  future.

Time with company

November, 2002 until present.

Robert M. Lepage

Mr.  Lepage  has  been  involved  in  the Canadian wireless industry for over 15 years.

Company

Mr. Lepage started  in  Toronto  at Bell Cellular (now Bell Mobility) in 1987 in the RF engineering  group.   Bell Mobility, among other things provides cellular service to  consumer  and  corporate  clients.

Title and Duties

Mr.  Lepage  was  an  RF  Analyst (Radio Frequency Analyst) at Bell.  His primary focus  was  cellular  network performance and he was instrumental in maintaining network  integrity  as  the  early  analog  system  evolved into a comprehensive network  serving  millions  of  subscribers.

Time with the company

Mr.  Lepage  was  at  Bell  from  June,  1987  to  April,  1990

Company

Bell  Northern  Research.    Bell  Northern  Research  was  a subsidiary of Bell Telephone  and  was  involved  in  cellular  telephone development and research.

Title and Duties

Cellular  Signal  Researcher.   In 1990-1991 he transferred to the Bell Northern Research  labs  in Richardson Texas, where he developed an IS-54 test bed for the first  generation  TDMA  hardware  platform.   More  simply,  he  was  advancing cellular  hardware  technology.

Time with the company

July, 1990 to November 1991.

Upon  his  return to Toronto in 1992, he continued on with Bell Mobility and was involved  with  the  verification  of  the  first  TDMA (type of signal used for cellular  phones)  roll-out  on  an  active  network,  and  continued  to design expansion areas of the growing Ontario cellular network.  He did this work until April of 1997.

Company

Clearnet  PCS Inc.  Clearnet was a cellular phone service provider before it was acquired  by  Telus.

Title and Duties

Radio Frequency Analyst.   In 1997 Robert moved to Vancouver, B.C. and continued RF  Engineering  activities with Clearnet PCS Inc. He was responsible for the RF design  of  Clearnet's CDMA network in several key markets including, Vancouver, Calgary and Victoria, and managed the Clearnet RF engineering team just prior to his  resignation  in  2001.

Time with the company

May,  1997  to  September  2001

Company

Nortel  Networks.  Supplies,  among  many  other  things, cellular site equipment.

Title and Duties

RF  Consultant.  In  2001,  Robert  took on a consulting role to Nortel Networks where  he  planned  and  designed  the  Vancouver and Victoria areas of the Bell Mobility  CDMA  1X  ready  network  in  British  Columbia.

Time with the company

February,  2001  to  July  2002

Company

Oasis  Wireless.  Provides  Wi-Fi  (Wireless  internet  and  email access at high traffic  locations)  service  to  prospective  users.

Title and Duties

President,  Oasis.  Mr. Lepages duties entail handling all issues related to the Wi-Fi  technology  used  in  hot  spots locations.  Mr. Lepage has installed the technology  and  has  the  ability  to  service it as well.  He also planned the website and oversaw its implementation from the interface to the billing system.  Mr.  Lepage  has  been  our  marketing  person and for Oasis.

Time with the company

November, 2002 until currently

Mr.  Lepage  has  a Bachelor of Technology and recently completed the Management Systems  in  Advanced  Technology  program  at  Simon  Fraser  University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.    Executive Compensation

We  have agreed to pay our president, Mr. Machula an annual salary of US$40,000.  While  Mr.  Machula  has drawn a total salary of $0 in 2005, for the time being  he  has stopped drawing a salary until such time that we have the financial resources  to  do  so  again.  The salary is not being accrued.  Accordingly, no back  salary  will  ever  be  owed or paid to Mr. Machula.  We have recorded the value  of  the  services contributed by Mr. Machula for the year ending June 30, 2005  as  an  expense  and contributed surplus totaling $40,000.  Mr. Lepage was paid  a    of  salary of $12,719.12 in  2005..

Annual Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under-lying Options/ SARs (1)(#)	LTIP (2) Payout ($)	All Other Compensation ($)
Boris Machula, President and CEO	2005	$ 0	Nil	Nil	Nil	Nil	Nil	Nil

(1)

"SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2)

"LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Employee Benefit and Consulting Services Compensation Plan.

We have not reserved any issued or granted any securities or options.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by management to beneficially own more than 5% of our common stock outstanding as of August 27, 2005 and by our officers and directors.  Except as otherwise indicated, all shares are owned directly.

Name	Common Shares Owned (1)	Percent of Class
Boris Machula 2534 McDonald St. Vancouver, B.C V6K 3Z2 Canada	7,200,000	54.1%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1)

"Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(1)

Percentage is calculated based upon 13,297,650 outstanding common shares at August 27, 2005

ITEM 12.

Certain Relationships and Related Transactions.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any transaction to which we are proposed to be a party:

(a)

any director or officer;

(b)

any proposed nominee for election as a director;

(c)

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or

(d)

any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Boris Machula, our sole officer and director, has made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep our operations going.  At June 30, 2005, these loans totaled $67,760.

We currently do not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

Part IV

ITEM 13.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

ITEM 13(a). EXHIBITS.

Number

Description

3.1

Articles of Incorporation

(1)

3.3

By-Laws..................................................

(1)

4.1

Specimen Share Certificate

(1)

23.1

Consent of Independent Auditors

(1)

(2)

Incorporated by reference from Form SB-2 Registration Statement filed March 5, 2004.

Financial Statements

Financial statements, as described below, are attached hereto.

1.    Audited financial statements for the periods ending June 30, 2005 and June 30, 2004 including:

 (a)

Balance Sheets;

(b)

Statements of Operations;

(c)

Statements of Cash Flows;

(d)

Statement of Stockholders' Equity;

(e)

Notes to the Financial Statements.

ITEM 13(b). REPORTS ON FORM 8-K.

We filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2005, the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor,

Type of Services Rendered	2005 Fiscal Year	2004 Fiscal Year
(a) Audit Fees	$7,888	$9,400
(b) Audit-Related Fees (eg. review of Form SB-2, Form 10-KSB, Form 10-QSB)	$8,300	$6,100
(c) Tax Fees	$Nil	$Nil
(d) All Other Fees	$Nil	$1,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reese Corp.

By:

/s/ Boris Machula

Boris Machula, President

Dated: August 27, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Boris Machula , Sole Director,

Principal Executive Officer,

Principal Financial Officer, and

Principal Accounting Officer

Date: August 27, 2005

EXHIBIT INDEX

Number

Description

Page

3.1

Articles of Incorporation

(1)

3.3

By-Laws..................................................

(1)

4.1

Specimen Share Certificate

(1)

23.1

Consent of Independent Auditors

31.1

Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Steve Livingstone, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(1) Incorporated by reference from Form 10-SB Registration Statement filed on March 5, 2004 .

Independent Auditors’ Report

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

Exhibit 31.1

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Boris Machula, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Reese Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 27, 2005

/s/  Boris Machula

Boris Machula

Chief Executive Officer and

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

I, Boris Machula, Chief Executive Officer and Chief Financial Officer of Reese Corp. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Reese Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

REESE CORP.

Date: August 27, 2005

/s/  Boris Machula

Boris Machula

Chief Executive Officer and

Chief Financial Officer

REESE CORP.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS

AMISANO HANSON

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Reese Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Reese Corp. (A Development Stage Company) and its subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended June 30, 2005 and 2004 and for the period from November 20, 2002 (Date of Incorporation) to June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reese Corp. and its subsidiary as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 and for the period from November 20, 2002 (Date of Incorporation) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plan in this regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
July 22, 2005	CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604

TELEPHONE:

604-689-0188

VANCOUVER CANADA

FACSIMILE:

604-689-9773

V6C 2T7

E-MAIL:

amishan@telus.net

REESE CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and 2004

(Stated in US Dollars)

ASSETS	2005	2004

Current
Cash	$ 6,179	$ 4,126

Equipment – Note 3	-	1,938

	$ 6,179	$ 6,064
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 8,300	$ 7,883
Due to related parties – Note 4	105,452	50,286

	113,752	58,169
STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value
50,000,000 shares authorized,
13,297,650 shares issued (2004: 13,297,650)	13,298	13,298
Additional paid-in capital – Note 6	23,482	23,482
Contributed surplus – Note 4	70,000	40,000
Deficit accumulated during the development stage	(212,045)	(128,282)
Accumulated other comprehensive loss	(2,308)	(603)

	(107,573)	(52,105)

	$ 6,179	$ 6,064

Nature and Continuance of Operation – Note 1

Commitment – Note 7

Subsequent Event – Note 7

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2005 and 2004

and for the periods from November 20, 2002 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Year ended	Year ended	Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Revenue	$ 462	$ 565	$ 1,027

Expenses
Accounting, auditing and legal fees	27,687	26,103	55,790
Amortization	-	1,059	1,250
Computer consulting and development costs	767	4,090	4,857
Consulting fees – Note 4 and 6	42,719	45,754	133,497
Office and miscellaneous	10,491	4,164	15,117
Transfer agent	1,885	-	1,885

	83,549	81,170	212,396

Net loss for the period before other item	(83,087)	(80,605)	(211,369)

Other item:
Loss on disposal of equipment – Note 3	(676)	-	(676)

Net loss for the period	(83,763)	(80,605)	(212,045)

Foreign currency translation adjustment	(1,705)	(229)	(2,308)

Comprehensive loss for the period	$ (85,468)	$ (80,834)	$ (214,353)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	13,297,650	13,290,948

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2005 and 2004

and for the periods from November 20, 2002 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Year ended	Year ended	Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss for the period	$ (83,763)	$ (80,605)	$ (212,045)
Add back non-cash items:
Amortization	-	1,059	1,250
Consulting fees	30,000	40,000	82,000
Loss on disposal of equipment	676	-	676
Changes in non-cash working capital item related to operations
Accounts payable and accrued liabilities	417	5,269	8,300

	(52,670)	(34,277)	(122,127)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	1,262	-	1,262

	1,262	-	(1,894)
Cash Flows from Financing Activities
Capital stock issued	-	4,530	24,780
Advances from related parties	55,166	28,783	105,452

	55,166	33,313	130,232

Effect of foreign currency translation on cash	(1,705)	(261)	(2,340)

Increase (decrease) in cash during the period	2,053	(1,225)	6,179

Cash, beginning of the period	4,126	5,351	-

Cash, end of the period	$ 6,179	$ 4,126	$ 6,179

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

Non-cash transactions – Note 6

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other	Total
	Common	Shares	Paid in	Contributed	Development	Comprehensive	Stockholders
	Number	Amount	Capital	Surplus	Stage	Loss	Deficiency

Issued for services on November 23, 2002 – at $0.01 per share – Note 6	7,200,000	$ 7,200	$ 4,800	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.02 per share	6,075,000	6,075	14,175	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	13,275,000	13,275	18,975	-	(47,677)	(374)	(15,801)

Issued for cash – at $0.02 per share	22,650	23	4,507	-	-	-	4,530
Contributed services – Note 4	-	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	13,297,650	$ 13,298	$ 23,482	$ 40,000	$ (128,282)	$ (603)	$ (52,105)

Contributed services – Note 4		-		30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	-	(83,763)	-	(88,763)

Balance, June 30, 2005	13,297,650	$ 13,298	$ 23,482	$ 70,000	$ (212,045)	$ (2,308)	$ (107,573)

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a six for one basis approved by the director of the Company on April 29, 2003.  The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

Reese Corp. (the “Company”), was incorporated in the State of Nevada, United States of America, on November 20, 2002.  The Company is currently in the development stage and is in the process of investigating and evaluation business opportunities.  The Company’s year end is June 30.

On April 5, 2003, the Company acquired all of the outstanding common stock of Oasis Wireless (“Oasis”) for $1.  At the time of the acquisition, Oasis was a privately held Canadian entity with no recorded assets or liabilities.  This acquisition is being accounted for using the purchase method of accounting.  The purchase price of $1 was written off to operating expenses during the period ended June 30, 2003.

Oasis plans to provide high speed wireless internet access to the public in designated “hot spots”, which is a retail location in which Oasis has placed its hardware that allows wireless devices to access the internet.  Users access the internet through the Oasis network by purchasing prepaid minutes from Oasis on a monthly plan or using pre-paid cards.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at June 30, 2004, the Company had a working capital deficiency of $107,573, has not yet attained profitable operations and has accumulated losses of $212,045 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Reese Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2005 and 2004

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Oasis Wireless Inc., a Canadian corporation.  All inter-company transactions have been eliminated on consolidation.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  As a result, cumulative amounts for the statements of operations and cash flows are included from the date of incorporation, November 20, 2002.

Equipment and Amortization

Equipment is recorded at cost.  Amortization is provided using the straight-line method over three years, the estimated useful life of the equipment.

Impairment of Long-lived Assets

Equipment is reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. “Accounting for the Impairment or Disposal of Long-lived Assets”.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of asset exceeds the fair value.

Web Costs

Web maintenance and development costs are expenses as incurred.

Reese Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2005 and 2004

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

The Company recognizes revenue when it is earned and a contract exists, services have been provided and collection is reasonably assured.  On service contracts having a term greater than one year, revenue is considered to be earned evenly over the life of the contract.

Foreign Currency Translation

The Company’s operating subsidiary, Oasis, translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

Monetary assets and liabilities are translated into the reporting currency at the exchange rate in effect at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed.  Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  All exchange gains and losses are included in the determination of net income (loss) for the year.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the year.

Reese Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2005 and 2004

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair values due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Equipment

2005
Accumulated
	Cost	Amortization	Net

Computer equipment	$ -	$ -	$ -

2004
Accumulated
	Cost	Amortization	Net

Computer equipment	$ 3,198	$ 1,260	$ 1,938

All equipment was disposed of during the year ended June 30, 2005 which resulted in a loss on disposal of $676.

Reese Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2005 and 2004

(Stated in US Dollars)

Note 4

Related Party Transactions – Note 6

The Company incurred the following expenses in respect to a director of the Company and a manager of the Company:

November 20,
2002 (Date of
	Year ended	Year ended	Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Consulting fees	$ 42,719	$ 45,754	$ 132,673

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

During the year ended June 30, 2005, the Company’s sole director contributed consulting services having a fair value of $30,000 (2004: $40,000).

The amounts due to related parties are advances from a director and a manager of the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5

Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the Net loss.  At June 30, 2005, the Company has net operating losses to carry forward, which expire commencing in 2010 totalling approximately $212,045.  The tax benefit of these losses, if any, has not been recorded in the financial statements.

The following table summarizes the significant components of the Company’s deferred tax assets:

	2005	2004

Deferred Tax Assets
Non-capital losses carried forward	$ 65,948	$ 52,000
Valuation allowance	(65,948)	(52,000)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Reese Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2005 and 2004

(Stated in US Dollars)

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions have been excluded from the statement of cash flows:

a)

In November 2002, the Company issued 1,200,000 shares to the sole director of the Company in exchange for consulting services having a fair value of $12,000.  This transaction is excluded from the statement of cash flows for the periods from November 22, 2002 (Date of Inception) to June 30, 2005.

b)

During the year ended June 30, 2005, the Company’s sole director contributed consulting services having a fair value of $30,000 (2004: $40,000).  These non-cash transactions were excluded from the statements of cash flows for the years ended June 30, 2005 and 2004 and for the period from November 22, 2002 (Date of Inception) to June 30, 2005.

Note 7

Subsequent Event

By agreement dated July 20, 2005, the Company entered into a corporate finance and regulatory advisory services agreement for the assistance in compiling and preparing of the Form 211.  The Company shall pay the following as compensation:

i)

$5,000 upon execution of the agreement, (subsequently paid);

ii)

$2,500 upon filing of the Form 211 with the National Association of Securities Dealers (“NASD”) for listing on the Over the Counter Bulletin Board (“OTCBB”), (subsequently paid);

iii)

$2,500 upon receipt of the second comment letter with regards to the Form 211 filing with the NASD, or if second comment letter upon or before the first comment letter, the payment due under this section shall be due and payable; and

iv)

8,000 shares of common stock of the Company upon NASD’s clearance for quotation for the Company’s common stock to be traded on the OTCBB.