Form 10QSB
period 2005-09-30
REESE CORP
filed 2005-11-14
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  13,297,650 shares of Common Stock as at September 30, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended September 30, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended September 30, 2005, 2005 include:

(a)

Balance Sheet as of September 30, 2005, and June 30, 2005;

(b)

Statement of Operations – three months ended September 30, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to September 30, 2005;

(c)

Statement of Cash flows – three months ended September 30, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to September 30, 2005;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2006.

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(Stated in US Dollars)

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2005 and June 30, 2005

(Unaudited)

(Stated in US Dollars)

		September 30,	June 30,
ASSETS		2005	2005

Current
Cash		$ 4,091	$ 6,179

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 9,455	$ 8,300
Due to related parties – Note 4		118,094	105,452

		127,549	113,752

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
50,000,000	shares authorized
13,297,650	shares issued (June 30, 2005: 13,297,650)	13,298	13,298
Additional paid-in capital – Notes 4, 5 and 7		103,482	93,482
Deficit accumulated during the development stage		(235,812)	(212,045)
Accumulated other comprehensive loss		(4,426)	(2,308)

		(123,458)	(107,573)

		$ 4,091	$ 6,179

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended September 30, 2005 and 2004

and for the period November 20, 2002 (Date of Inception) to September 30, 2005

(Unaudited)

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Three months	ended	(Inception) to
	September	30	September 30,
	2005	2004	2005

Revenue	$ 4	$ 442	$ 1,031

Expenses
Accounting, audit and legal fees	4,047	8,135	59,837
Amortization	-	-	1,250
Computer consulting and development costs	40	172	4,897
Consulting fees – Notes 4 and 5	18,200	18,469	151,697
Office and miscellaneous	1,484	5,524	16,601
Transfer agent	-	-	1,885

	23,771	32,300	236,167

Net loss before other items	(23,767)	(31,858)	(235,136)

Other item:
Loss on disposal of equipment	-	(676)	(676)

Net loss for the period	(23,767)	(32,534)	(235,812)
Comprehensive loss:
Foreign currency translation adjustment	(2,118)	(1,516)	(4,426)

Comprehensive loss for the period	$ (25,885)	$ (34,050)	$ (240,238)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	13,297,650	13,297,650

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2005 and 2004,

and for the period November 20, 2002 (Date of Inception) to September 30, 2005

(Unaudited)

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss for the period	$ (23,767)	$ (32,534)	$ (235,812)
Add back non-cash items:
Amortization	-	-	1,250
Consulting fees	10,000	10,000	92,000
Loss on disposal of equipment	-	676	676
Changes in non-cash working capital items related to operations
Accounts payable and accrued liabilities	1,155	2,097	9,455
	(12,612)	(19,761)	(132,431)
Cash Flows from Investing Activity
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	-	1,262	1,262
	-	1,262	(1,894)
Cash Flows from Financing Activities
Capital stock issued	-	-	24,780
Advances from related parties	12,642	22,635	118,094
	12,642	22,635	142,874
Effect of foreign currency translation on cash	(2,118)	37	(4,458)
Increase (decrease) in cash during the period	(2,088)	4,173	4,091
Cash, beginning of the period	6,179	4,126	-
Cash, end of the period	$ 4,091	$ 8,299	$ 4,091
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transaction – Note 5

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to September 30, 2005

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common	Shares	Paid in	Development	Comprehensive	Stockholders
	Number	Amount	Capital	Stage	Loss	Deficiency

Issued for services on November 23, 2002 – at $0.01 per share – Note 6	7,200,000	$ 7,200	$ 4,800	$ -	$ -	$ 12,000
Issued for cash – at $0.02 per share	6,075,000	6,075	14,175	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	13,275,000	13,275	18,975	(47,677)	(374)	(15,801)
Issued for cash – at $0.02 per share	22,650	23	4,507	-	-	4,530
Contributed services – Note 4	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	13,297,650	$ 13,298	$ 63,482	$ (128,282)	$ (603)	$ (52,105)
Contributed services – Note 4	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	(83,763)	-	(83,763)

Balance, June 30, 2005	13,297,650	13,298	93,482	(212,045)	(2,308)	(107,573)
Contributed services – Note 4	-	-	10,000	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	(2,118)	(2,118)
Net loss for the period ended September 30, 2005	-	-	-	(23,767)	-	(23,767)

Balance, September 30, 2005	13,297,650	$ 13,298	$ 103,482	$ (235,812)	$ (4,426)	$ (123,458)

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

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim three month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2005, annual consolidated financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at September 30, 2005, the Company had a working capital deficiency of $123,458, has yet to achieve profitable operations and has accumulated losses of $235,812 since its inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management has established plans to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Note 3

Principles of Consolidation

The interim consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Oasis Wireless Inc., a Canadian corporation.  All intercompany transactions have been eliminated.

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2005

(Unaudited)

(Stated in US Dollars) – Page 2

Note 4

Related Party Transactions

The Company was charged the following expenses by the director of the Company and by a manager of the Company:

November 20,
2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2005	2004	2005

Consulting fees	$ 10,700	$ 18,469	$ 143,373

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

During the period ended September 30, 2005, the Company’s sole director contributed consulting services having a fair value of $10,000 (September 30, 2004: $10,000).

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

b)

During the year ended June 30, 2005, the Company’s sole director contributed consulting services having a fair value of $30,000 (2004: $40,000).  These contributed services are credited into additional paid-in capital.  These non-cash transactions were excluded from the statements of cash flows for the period from November 22, 2002 (Date of Inception) to June 30, 2005.

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

September 30, 2005

(Unaudited)

(Stated in US Dollars) – Page 3

Note 5

Non-cash Transactions (continued)

c)

During the three months ended September 30, 2005, the Company’s sole director contributed consulting services having a fair value of $10,000 (2004: $10,000).  These contributed services are credited into additional paid-in capital.  These non-cash transactions were excluded from the statements of cash flows for the three months ended September 30, 2005 and 2004 and for the period from November 22, 2002 (Date of Inception) to September 30, 2005.

Note 6

Commitment

By agreement dated July 20, 2005, the Company entered into a corporate finance and regulatory advisory services agreement for the assistance in compiling and preparing of the Form 211.  The Company shall pay the following as compensation:

i)

$5,000 upon execution of the agreement, (paid);

ii)

$2,500 upon filing of the Form 211 with the National Association of Securities Dealers (“NASD”) for listing on the Over the Counter Bulletin Board (“OTCBB”), (paid);

iii)

$2,500 upon receipt of the second comment letter with regards to the Form 211 filing with the NASD, or if second comment letter upon or before the first comment letter, the payment due under this section shall be due and payable; and

iv)

8,000 shares of common stock of the Company upon NASD’s clearance for quotation for the Company’s common stock to be traded on the OTCBB.

Note 7

Comparative Figures

Certain of the comparative figures for the period November 20, 2002 (Date of Inception) to June 30, 2005, has been restated to conform with the current presentation.

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

Reese Corp. through its subsidiary Oasis Wireless ("Oasis") aspires to provide secure high speed wireless internet access to the public via public hot spots. It should be noted that the companies success has been minimal to this point.  A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues. A subscriber can access the internet with his or her wireless device when located at one of these hot spots. This is a prepaid service and the subscriber has a choice of paying with a credit card online through a secure server or with a pre-paid card with an access code. The latter method is more convenient for the user.  These cards are made available to the hot spot venue for sale to their customers. Oasis owns a proprietary access solution that consists of an access point which is located at a venue and software hosted at our server which handles billing, security, authentication and merchant account services.  The hardware device communicates with the end users' laptop or PDA with a wireless protocol commonly known as Wi-Fi.  The end users' wireless device must be equipped with the appropriate Wi-Fi network interface cards.  This is a card that fits in a slot in a laptop or other device and allows the user to actually communicate with our server and use the service.

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

RESULTS OF OPERATIONS

We incurred a loss of $23,767 for the three months ended September 30, 2005, compared to a loss of $32,534 for the three months ended September 30, 2005.   Operating expenses during the nine months generally increased as did our activity.

Professional fees decreased from $8,135 for the three months ended September 30, 2004 to $4,047 for the three months ended September 30, 2005.  Consulting expenses did not fluctuate to a large degree as they totalled $18,469 for the three months ended September 30, 2004 and $18,200 for the three months ended September 30, 2005.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $4,091 as of three months ended September 30, 2005.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: November 10, 2005

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

Date:  November 10, 2005

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

Date:  November 10, 2005

By:

/s/ Boris Machula

Boris Machula

President and Principal

Executive Officer and

Principal Financial Officer