Form 10QSB
period 2005-12-31
REESE CORP
filed 2006-02-06
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  13,297,650 shares of Common Stock as at December 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended December 31, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended December 31, 2005 , 2005 include:

(a)

Balance Sheet as of December 31, 2005, and June 30, 2005;

(b)

Statement of Operations – three and six months ended December 31, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to December 31, 2005;

(c)

Statement of Cash flows – six months ended December 31, 2005 and 2004 and November 20, 2002 (Date of Incorporation) to December 31, 2005;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2006.

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

(Stated in US Dollars)

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2005 and June 30, 2005

(Unaudited)

(Stated in US Dollars)

		December 31,	June 30
ASSETS		2005	2005

Current
Cash		$ 1,311	$ 6,179

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 5,299	$ 8,300
Due to related parties – Notes 4		127,007	105,452

		132,306	113,752

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Note 6
50,000,000	shares authorized
13,297,650	shares issued (June 30, 2005: 13,297,650)	13,298	13,298
Additional paid-in capital – Notes 4, 5 and 7		113,482	93,482
Deficit accumulated during the development stage		(253,308)	(212,045)
Accumulated other comprehensive loss		(4,467)	(2,308)

		(130,995)	(107,573)

		$ 1,311	$ 6,179

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2005 and 2004 and for the period November 20, 2002 (Date of Inception) to December 31, 2005

(Unaudited)

(Stated in US Dollars)

					November 20, 2002
	Three months ended		Six months ended		(Date of Inception)
	December 31,		December 31,		To December 31,
	2005	2004	2005	2004	2005

Revenue	$ -	$ -	$ 4	$ 442	$ 1,031

Expenses
Accounting, audit and legal fees	4,436	2,926	8,483	11,061	64,273
Amortization	-	-	-	-	1,250
Computer consulting and development costs	-	132	40	304	4,897
Consulting fees – Notes 4 and 5	11,500	12,405	29,700	30,874	163,197
Office and miscellaneous	1,126	2,458	2,610	7,982	17,727
Transfer agent	434	-	434	-	2,319

	17,496	17,921	41,267	50,221	253,663

Net loss before other item	(17,496)	(17,921)	(41,263)	(49,779)	(252,632)

Other item:
Loss on disposal of equipment	-	-	-	(676)	(676)

Net loss for the period	(17,496)	(17,921)	(41,263)	(50,455)	(253,308)

Comprehensive loss
Foreign currency translation adjustment	(41)	(1,502)	(2,159)	(3,018)	(4,467)

Comprehensive loss for the period	$ (17,537)	$ (19,423)	$ (43,422)	$ (53,473)	$ (257,775)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	13,297,650	13,297,650	13,297,650	13,297,650

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2005 and 2004,

and for the period November 20, 2002 (Date of Inception) to December 31, 2005

(Unaudited)

(Stated in US Dollars)

			November 20, 2002
	Six months ended		(Date of Inception) to
	December 31,		December 31,
	2005	2004	2005

Cash Flows used in Operating Activities
Net loss for the period	$ (41,263)	$ (50,455)	$ (253,308)
Add back non-cash items:
Amortization	-	-	1,250
Consulting fees	20,000	20,000	102,000
Loss on disposal of equipment	-	676	676
Changes in non-cash working capital item related to operations
Accounts payable and accrued liabilities	(3,001)	(6,095)	5,299
	(24,264)	(35,874)	(144,083)
Cash Flows from (used in) Investing Activities
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	-	1,262	1,262
	-	1,262	(1,894)
Cash Flows from Financing Activities
Capital stock issued	-	-	24,780
Advances from related parties	21,555	51,101	127,007
	21,555	51,101	151,787
Effect of foreign currency translation on cash	(2,159)	(272)	(4,499)
Increase (decrease) in cash during the period	(4,868)	16,217	1,311
Cash, beginning of the period	6,179	4,126	-
Cash, end of the period	$ 1,311	$ 20,343	$ 1,311
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 5

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to December 31, 2005

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common	Shares	Paid-in	Development	Comprehensive	Stockholders
	Number	Amount	Capital	Stage	Income (Loss)	Deficiency

Issued for services on November 23, 2002 – at $0.01 per share	7,200,000	$ 7,200	$ 4,800	$ -	$ -	$ 12,000
Issued for cash – at $0.02 per share	6,075,000	6,075	14,175	-	-	20,250
Foreign currency translation adjustment	-	-	-		(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	13,275,000	13,275	18,975	(47,677)	(374)	(15,801)
Issued for cash – at $0.02 per share	22,650	23	4,507	-	-	4,530
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	13,297,650	13,298	63,482	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(1,705)	(1,705)
Net loss for the period ended June 30, 2005	-	-		(83,763)	-	(83,763)

Balance, June 30, 2005	13,297,650	13,298	93,482	(212,045)	(2,308)	(107,573)
Contributed services – Note 4	-	-	20,000	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	(2,159)	(2,159)
Net loss for the period ended December 31, 2005	-	-		(41,263)	-	(41,263)

Balance, December 31,2005	13,297,650	$ 13,298	$ 113,482	$ (253,308)	$ (4,467)	$ (130,995)

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

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim six month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s June 30, 2005 annual consolidated financial statements.

Note 2

Continuance of Operations

The interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at December 31, 2005, the Company had a working capital deficiency of $130,995, has yet to commence profitable operation and has accumulated losses of $253,308 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2005

(Unaudited)

(Stated in US Dollars) –

Note 4

Related Party Transactions – Note 5

The Company incurred the following expenses with respect to a director of the Company and a manager of the Company:

November 20,
2002 (Date of
	Three months ended		Six months ended		Inception) to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Consulting fees	$ 11,500	$ 12,405	$ 22,200	$ 30,874	$ 154,875

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

During the six months ended December 31, 2005, the Company’s sole director contributed consulting services having a fair value of $20,000 (December 31, 2004: $20,000).

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

a)

In November 2002, the Company issued 7,200,000 shares to the sole director of the Company in exchange for consulting services having a fair value of $12,000.  This transaction is excluded from the statement of cash flows for the periods from November 22, 2002 (Date of Inception) to December 31, 2005.

b)

During the year ended June 30, 2005, the Company’s sole director contributed consulting services having a fair value of $30,000 (2004: $40,000).  These contributed services are credited into additional paid-in capital.  These non-cash transactions were excluded from the statements of cash flows for the period from November 22, 2002 (Date of Inception) to December 31, 2005.

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

December 31, 2005

(Unaudited)

(Stated in US Dollars) –

Note 5

Non-cash Transactions – (cont’d)

c)

During the six months ended December 31, 2005, the Company’s sole director contributed consulting services having a fair value of $20,000 (2004: $20,000).  These contributed services are credited into additional paid-in capital.  These non-cash transactions were excluded from the statements of cash flows for the six months ended December 31, 2005 and 2004 and for the period from November 22, 2002 (Date of Inception) to December 31, 2005.

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

Note 7

Comparative Figures

Certain of the comparative figures for the period November 20, 2002 (Date of Inception) to December 31, 2005, has been restated to conform with the current presentation.

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

RESULTS OF OPERATIONS

We incurred a loss 41,263 for the six months ended December 31, 2005 compared to a loss of 49,779 for the six months ended December 31, 2004.  Professional fees decreased from $11,061 for the six months ended December 31, 2004 to $8,483 for the six months ended December 31, 2005.  Consulting expenses did not fluctuate to a large degree as they totalled of $29,700 for the six months ended Dec 31, 2005 from  $30,874 for the six months ended Dec 31, 2004.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,311 as of six months ended December 31, 2005.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: February 4, 2006

Reese Corp.

By:

/s/ Boris Machula

Boris Machula, President

(Principal Executive Officer,

 Principal Financial Officer, and