Form 10QSB
period 2006-03-31
REESE CORP
filed 2006-05-12
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  53,190,600 shares of Common Stock as at March 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended March 31, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended March 31, 2006 include:

(a)

Balance Sheet as of March 31, 2006, and June 30, 2005;

(b)

Statement of Operations – three and nine months ended March 31, 2006 and 2005 and November 20, 2002 (Date of Inception) to March 31, 2006;

(c)

Statement of Cash flows – nine months ended March 31, 2006 and 2005 and November 20, 2002 (Date of Inception) to March 31, 2006;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2006.

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Stated in US Dollars)

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2006 and June 30, 2005

(Unaudited)

(Stated in US Dollars)

		March 31,	June 30
ASSETS		2006	2005

Current
Cash		$ 1,316	$ 6,179
Amount receivable		321	-

		$ 1,637	$ 6,179

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 2,500	$ 8,300
Due to related parties – Notes 4 and 5		136,809	105,452

		139,309	113,752

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value – Note 6
200,000,000	shares authorized
53,190,600	shares issued (June 30, 2005: 53,190,600)	53,190	53,190
Additional paid-in capital		83,590	53,590
Deficit accumulated during the development stage		(270,190)	(212,045)
Accumulated other comprehensive loss		(4,262)	(2,308)

		(137,672)	(107,573)

		$ 1,637	$ 6,179

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2006 and 2005

and for the period November 20, 2002 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)

					November 30,
					2002 (Date of
	Three months ended		Nine months ended		Inception) to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Revenue	$ 1	$ -	$ 5	$ 442	$ 1,032

Expenses
Accounting, audit and legal fees	3,609	9,226	12,092	20,287	67,882
Amortization	-	-	-	-	1,250
Computer consulting and development costs	2	108	42	412	4,899
Consulting fees – Notes 4 and 5	10,000	11,843	39,700	42,717	173,197
Office and miscellaneous	1,764	1,677	4,374	9,659	19,491
Transfer agent	1,508	1,525	1,942	1,525	3,827

	16,883	24,379	58,150	74,600	270,546

Net loss before other item	(16,882)	(24,379)	(58,145)	(74,158)	(269,514)

Other item:
Loss on disposal of capital assets	-	-	-	(676)	(676)

Net loss for the period	(16,882)	(24,379)	(58,145)	(74,834)	(270,190)

Comprehensive loss
Foreign currency translation adjustment	205	725	(1,954)	(2,293)	(4,262)

Comprehensive loss for the period	$(16,677)	$(23,654)	$(60,099)	$(77,127)	$(274,452)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	53,190,600	53,190,600	53,190,600	53,190,600

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2006 and 2005,

and for the period November 20, 2002 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Nine months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Cash Flows used in Operating Activities
Net loss for the period	$ (58,145)	$ (74,834)	$ (270,190)
Add back non-cash items:
Amortization	-	-	1,250
Consulting fees	30,000	30,000	112,000
Loss on disposal of capital assets	-	676	676
Changes in non-cash working capital items related to operations
Amount receivable	(321)	(286)	(321)
Accounts payable and accrued liabilities	(5,800)	(4,983)	2500

	(34,266)	(49,427)	(154,085)

Cash Flows from (used in) Investing Activities
Purchase of equipment	-	-	(3,156)
Proceeds from disposal of equipment	-	1,262	1,262

	-	1,262	(1,894)

Cash Flows from Financing Activities
Capital stock issued	-	-	24,780
Advances payable	-	5,600	-
Advances from related parties	31,357	46,199	136,809

	31,357	51,799	161,589

Effect of foreign currency translation on cash	(1,954)	(2,293)	(4,294)

Increase (decrease) in cash during the period	(4,863)	1,341	1,316

Cash, beginning of the period	6,179	4,126	-

Cash, end of the period	$ 1,316	$ 5,467	$ 1,316

Non-cash transactions – Note 5

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Shares		Paid-in	Comprehensive	Development	Stockholders’
	Number	Amount	Capital	Loss	Stage	Deficiency

Issued for services on November 23, 2002 – at $0.0004 per share	28,800,000	$ 28,800	$ (16,800)	$ -	$ -	$ 12,000
Issued for cash – at $0.0008 per share	24,300,000	24,300	(4,050)	-	-	20,250
Foreign currency translation adjustment	-	-	-	(374)	-	(374)
Net loss for the period ended June 30, 2003	-	-	-	-	(47,677)	(47,677)

Balance, June 30, 2003	53,100,000	53,100	(20,850)	(374)	(47,677)	(15,081)
Issued for cash – at $0.05 per share	90,600	90	4,440	-	-	4,530
Contributed services – Note 4	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	(229)	-	(229)
Net loss for the year ended June 30, 2004	-	-	-	-	(80,605)	(80,605)

Balance, June 30, 2004	53,190,600	53,190	23,590	(603)	(128,282)	(52,105)
Contributed services	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	(1,705)	-	(1,705)
Net loss for the period ended June 30, 2005	-	-	-	-	(83,763)	(88,763)

Balance, June 30, 2005	53,190,600	53,190	53,590	(2,308)	(212,045)	(107,573)
Contributed services – Note 4	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	(1,954)	-	(1,954)
Net loss for the period ended March 31, 2006	-	-	-		(58,145)	(58,145)

Balance, March 31, 2006	53,190,000	$ 53,190	$ 83,590	$ (4,262)	$(270,190)	$(137,672)

The number of shares issued and outstanding has been restated to give retroactive effect for three forward stock splits, on a six for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006 and May 3, 2006, respectively.  The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

REESE CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $270,190 since its inception, has a working capital deficiency of $137,672 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Oasis Wireless Inc., a Canadian corporation.  All inter-company transactions have been eliminated.

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 2

Note 4

Related Party Transactions

The Company was charged the following expenses by the director of the Company and a manager of the Company:

November 20,
2002 (Date of
	Three months ended		Nine months ended		Inception) to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Consulting fees	$ 10,000	$ 1,500	$ 32,000	$ 12,200	$ 164,875

During the nine months ended March 31, 2006, the Company’s sole director contributed services having a fair value of $30,000 (2005: $30,000).

The amounts due to related parties are advances from a director and a manager of the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Included in consulting fees are the value of contributed services from the director of the Company as follows:

November 20,
2002 (Date of
	Three months ended		Nine months ended		Inception) to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Contributed services	$ 10,000	$ -	$ 30,000	$ -	$ 100,000

Note 5

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

a)

During the nine months ended March 31, 2006, the Company’s sole director contributed services having a fair value of $30,000 (2005: $30,000).  These contributed services are credited to additional paid-in capital.  These non-cash transactions were excluded from the statement of cash flows for the nine months then ended and the period from November 22, 2002 (Date of Inception) to March 31, 2006.

Reese Corp.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

March 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 3

Note 5

Non-cash Transactions – (con’t)

b)

In November 2002, the Company issued 7,200,000 shares to the sole director of the Company in exchange for consulting services having a fair value of $12,000.  This transaction is excluded from the statement of cash flows for the periods from November 22, 2002 (Date of Inception) to March 31, 2006.

c)

During the year ended June 30, 2005, the Company’s sole director contributed consulting services having a fair value of $30,000 (2004: $40,000).  These contributed services are credited into additional paid-in capital.  These non-cash transactions were excluded from the statements of cash flows for the period from November 22, 2002 (Date of Inception) to March 31, 2006.

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

iii)

$2,500 upon receipt of the second comment letter with regards to the Form 211 filing with the NASD, or if second comment letter is not forthcoming due to listing upon or before the first comment letter, the payment due under this section shall be due and payable; and

iv)

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

Projected cash outlays over the next 12 months are expected to be the following:

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

Web hosting and gateway fees	$1,076 $500 per annum and $48 per month	Allows us to host our website and process credit card payments respectively.
Larger office space	$40,000 per annum
Production of airtime cards.	$2,100	For printing costs per 3,000 cards, which cards are used by customers to access our service.
Accounting	$8,200 per annum	Accounting cost supports our application to attain reporting status in the United States.
Legal	$12,000 per annum

Legal expenses for the year will primarily support our application to attain reporting status and apply for quotation on the Over-the-Counter OTC Bulletin Board.  There is no assurance that this will ever occur.

Total projected 1 year Cash Outlays   $237,716

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

It is our goal to raise $260,000 over the next 12 months.  This money would be used primarily to purchase equipment, pay salaries, and to do marketing and get a more significant office space.  The equipment we will purchase during the next 12 months depends upon the amount of access points we are able to sign up.  This is hard to estimate.  Likewise it is hard to estimate what type of revenue will be created through these access points should they exist.

RESULTS OF OPERATIONS

We incurred a loss $58,145 for the nine months ended March 31, 2006 compared to a loss of $74,834 for the nine months ended March 31, 2005.  Professional fees decreased from $20,287 for the nine months ended March 31, 2005 to $12,092 for the nine months ended March 31, 2006.  Consulting expenses did not fluctuate to a large degree as they totalled $39,700 for the nine months ended March 31, 2006 from  $42,717 for the nine months ended March 31, 2005.  We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,316 as of March 31, 2006.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

By:

/s/ Boris Machula

Boris Machula

President and Principal

Executive Officer and

Principal Financial Officer