Form 10KSB
period 2006-06-30
REESE CORP
filed 2006-10-16
CIK 1273507

                                       United States

                     Securities and Exchange Commission

                              Washington, D.C. 20549

  ----------------------------------------------------------------------------------------------------------------

                           Form 10-KSB

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934

          For the Fiscal Year Ended June 30, 2006

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the

          Securities Exchange Act of 1934

          For the Transition Period from_________to__________

                Commission File Number 333-113296

                    Ammex Gold Mining Corp.

      ------------------------------------------------------

     (Exact Name of Registrant as Specified in its Charter)

Reese Corp.

--------------------------------------------------------------------------------------------------------------------------------------

             Nevada

98-0409895

  -------------------------------

-----------------------------------------------------

  (State or other jurisdiction of

(I.R.S. employer

   incorporation or organization)

identification number)

346 Waverley Street, Ottawa, Ontario Canada

 K2P 0W5

-----------------------------------------------------------------------------------------------------------------

 (Address of principal executive offices)

 (Zip code)

 Registrant's Telephone Number, Including Area Code:

 (613) 226-7883

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:  25,000,000 shares of common stock

---------------------------------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure  of  delinquent  filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No (X)

State issuer's revenues for its most recent fiscal year.  $ nil.

Of  the  41,924,840 shares  of  voting  stock  of  the  registrant  issued  and outstanding as of  August 31, 2006, 41,924,840  shares  were  held  by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on September 20,  2006 was approximately $32,701,375 (based on a closing price of $0.78 per share).

1

     PART I

           This Form 10-KSB contains "forward-looking statements" relating to AmMex Gold Mining Corp. ("AmMex”” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

 ITEM 1 - DESCRIPTION OF BUSINESS

Background –

We were incorporated on November 20, 2002 under the laws of the state of Nevada.  Our initial focus was to develop high speed wireless internet access to the public via public hot spots. A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues.  We were not successful in launching this business and we terminated this business in early 2006.  In June 2006, Christopher Crupi was hired as our new president and chief executive officer and Boris Machula, our former president, tendered his resignation.   With the appointment of Mr. Crupi, management made the decision to refocus the Company’s business operations on gold mining exploration in North America.  On August 18, 2006, we amended our certificate of incorporation with the state of Nevada to change our name to Ammex Gold Mining Corp.  We believe that the name change more accurately reflects our new corporate direction.

Also, in connection with the appointment of Chris Crupi and decision to refocus our business plan, 57.6 million restricted shares of common stock was cancelled. This restricted block of common stock was held by our former President, Boris Machula.  The cancellation of these shares was made in conjunction with Mr. Machula’s decision to resign as both the President and Director.

Ammex Gold Mining Corp. ("Ammex”  "we" or "us") is a pre-exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on any property we own or may acquire.  Any further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made.

Pre-Exploration Stage Company

We are a company in the "pre-exploration stage", as the term is defined in the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the production stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

As a pre-exploration stage company, we are not in a position to fund our cash requirements through our current operations. If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.

Properties

As of June 30, 2006, we were not able to implement our new business strategy ie. the exploration of mining properties both in the United States and Mexico.  However, subsequent to our year end, we entered into the following transactions.

On July 25, 2006 the corporation acquired 100% of Minera Jeronimo S.A. de C.V. The key asset in Minera Jeronimo is the El Tiliche project, located in NW Sonora, Mexico, approximately 50 kilometers NE of the Penoles-Newmont Herradura Gold Mine, within the gold belt that stretches from southern California to central Sonora. The Mesquite mine and the Picacho mine are among other large gold producers in this belt. Minera Jeronimo controls a very strategically located and large 14,300 hectares of mineral rights in 6 contiguous mining concessions. El Tiliche has been advanced over the past 2 years with a number of exploration programs and now boasts at least 6 drill-ready targets. Numerous surface samples have yielded over 5 grams gold per ton and over 100 grams silver per ton, which compares very well with early results at other producing mines in this belt.

The El Tiliche concessions are located at the intersection of a series of NE-SW high angle structures that pass through the Herradura gold deposit, and NW trending transform faults that makeup part of the Sonora-Mojave Megashear. Gold and silver mineralization associated with low angle faulting, as well as with higher angle structures, has been recognized in a number of areas within the concession block. Numerous small mine workings and prospects were mapped and sampled during a recently completed detailed reconnaissance of the property.

Intrusive and volcanic rocks of Jurassic age outcrop over a wide area in numerous low hills that are separated by areas of thin alluvial cover, and mineralized zones often project under this alluvial cover. During the recently completed detailed reconnaissance of the area, 584 rock chip samples were collected and sent to ALS Chemex Laboratories for analysis.

The results are summarized below:

                           Summary of Results

    Gold in grams/ton     Total # of    Silver in grams/ton  Total # of

   From          To        Samples         From        To     Samples

         > 5.00               32               > 100             12

        1.00         4.99     77            50         99        19

        0.50         0.99     33            30         49        23

        0.20         0.49     65            20         29        30

        0.10         0.19     58            10         19        69

         < 0.10              319               < 10             431

Total number of samples collected 584

While the results of the recently completed program are still being studied, at least 6 areas have been identified for drill testing. A 4,000-plus meter drill program is scheduled to begin in the fall of 2006, while a second follow-up program has already been planned.

The corporation acquired Minera Jeronimo by issuing 1,455,000 restricted common shares, and must maintain the concessions in good standing. Minera Jeronimo can earn a 65% interest in the El Tiliche project by spending US$400,000 on exploration during the next 24 months, and can acquire an additional 15% interest in the project once the exploration commitment has been satisfied.

OPTION AGREEMENT

On July 31, 2006 we entered into an option agreement to earn an 80% interest from Consolidated Global Minerals Ltd. in the Bailey Hills property located along the Carlin Trend within the Great Basin of Nevada. The Bailey Hills project covers approximately 4.5 square miles (approx. 3,000 acres) and consists of 150 mining claims within the southernmost part of the Carlin Trend, along a prospective northwest structural zone which hosts numerous world-class gold deposits.

The structural and lithologic setting at Bailey Hills, both on a regional and property scale, is a direct analog to that at the 1.5 million ounce gold Rain / Emigrant deposits (Newmont), located 43 miles north-northwest of the Bailey Hills project. Underlying the Bailey Hills property are the same units which host gold at Rain, and proximal intrusions are noted at both. Recognition of these intrusive bodies at Bailey Hills was previously hampered by post-mineralization volcanic cover rocks, but geophysical surveys have identified intrusive rocks and numerous high angle faults underlying the claim area.

A substantial database of geological, geochemical and geophysical data has been obtained for the project from previous operators. Results from surface exploration, geophysics and initial drilling compare well with the lithology, geochemistry and structure of several known mines on the Carlin Trend. A CSAMT (resistivity) geophysical survey has just been completed for the corporation and is currently being interpreted.

Drill targets will be selected based on the compilation and evaluation of this data. A first phase drill program of approximately 12 deep drill holes is being planned and permitted for the Bailey Hills property and is expected to commence in early September.

Under the terms of the option agreement,  we  can earn a 80% interest in the property from Consolidated Global Minerals Ltd. with an upfront cash payment of US$25,000; and expenditures of US$4,000,000 within a three-year period, payable as follows: US$1,000.000 in year one, US$1,500,000 in year two and US$1,500,000 in year three.  The upfront cash payment has been made.  We have also advanced $200,000 towards our first year work commitment.

LETTER OF INTENT

On July 17, 2006 we signed a Letter of Intent to acquire a 100% interest in 29 claims, located 13 miles northeast of Austin, Nevada (Callaghan Property). The property consists of 29 claims covering approximately 560 acres, where surface samples have shown gold grades of up to 31 grams per tonne over a width of 3 feet. Geologically, it is located within and adjacent to the Callaghan Mountain structural window through the Roberts Mountains Thrust, in an area of strong hydrothermal alteration and highly anomalous geochemistry. These are associated with high angle faulting as well as the low angle thrust zones.

Available data from prior exploration in the area confirms in detail the presence of highly anomalous concentrations of gold, arsenic, antimony, mercury, zinc and silver in soils, rock chips and drill cuttings, with associated decalcification of silty limestones and locally intense silicification. There have been narrow drill intercepts and surface rock samples with gold contents up to 0.10 ounces per ton. Lithologic units very favorable to mineralization are thinly overlain by thrust plates of less favorable host rocks.

An exploration target is located on the southern extension of the poorly defined Cottonwood Spring resource of 50,000 - 75,000 ounces of gold, apparently controlled by faulting and favorable lithologies.  Our technical personnel are currently compiling a large amount of data produced by earlier exploration groups to better define additional structural, geochemical and lithological exploration targets.

Under the terms of the agreement, the Company has the right to earn a 100% interest in 29 unpatented mining claims situated near Austin, Nevada in consideration for minimum advance royalty payments totalling $145,141 over a six year period and $35,000 every year thereafter, an annual work commitment of $25,000 per year commencing from July 12, 2007 and costs to keep the property in good standing.  In addition, the property vendor is entitled to a 2% NSR on any production up to a maximum of $10,000,000.  The Company will have the right to purchase 1% of the NSR for $1,000,000.

The term of the contract is 25 years and renewable for another 25 years.

PRIVATE PLACEMENT FINANCING

On July 28, 2006 the corporation entered into a private placement share subscription agreement with Hexagon Capital Ltd. of Hong Kong for the issuance of 750,000 shares of restricted common stock at US$2.00 per share, with a full warrant exercisable at $3.50 until January 31, 2007 for proceeds received of $1.5 million.

The corporation will use the funds to finance a drill program at the recently acquired El Tiliche project in Mexico, and to acquire other advanced-stage properties in proven mining districts globally. The Company is currently in the process of securing the required permits at El Tiliche, and plans to begin drilling in the fall of 2006.

Regulation and Licensing

As a publicly held corporation, we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2005, all such reports were filed as required.

Our exploration activities will be subject to various laws and regulations governing prospecting, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, toxic substances and other matters. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. Further amendments to current laws and regulations governing operations and activities of companies involved in mineral exploration are actively considered from time to time and could have a material adverse impact on us.

We may also be subject to environmental and employment regulations at the state level.  We do not expect to incur a material expense in complying with state requirements, unless or until we advance to the development or production stage.

We will be required to obtain necessary permits or exemptions for exploration work to commence.  Once we commence exploratory activities, we may experience material adverse economic effects as a result of complying with applicable laws relating to the protection of the environment.   If and when we are able to commence exploration or production, such issues will become more complex and costly to deal with.

Environmental and other laws and regulations change periodically. We cannot determine the impact of future changes in such laws and regulations on our operations or future financial position. We believe the Company is currently in substantial compliance with all applicable environmental laws and regulations.  If we are not in compliance with any such law or regulation, we may be subject to fines, clean-up orders, restrictions on operations, or other penalties.

Competition

The business of mineral exploration is highly competitive and tends to be dominated by a limited number of major mining companies. Although we do not compete directly against any particular firms for sales or market share, many of the human and physical resources we may require - such as engineering professionals, geologists, skilled equipment operators, and managers, as well as extractive and metallurgical processes and equipment -- are also sought by companies with substantially greater financial means than we possess, which places us at a competitive disadvantage in obtaining such resources. Accordingly, we cannot be certain that we will be able to obtain the human and physical resources we may need from time to time or to obtain them at an affordable cost.

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold and silver markets have been strong since 2001, where gold and silver has increased from $268 per ounce to its current price of $585 per ounce and silver has increased from $4.58 per ounce to its current price of   $11.25 per ounce (as of  September 25, 2006).  Management believes that both the gold and silver markets will remain strong for the foreseeable future.  Management believes that for so long as gold remains above $300 per ounce, the properties under exploration remain commercially viable if geological results prove positive.

Employees

As of August 31, 2006 besides its 3 executive officers, the Company employed 5 full-time employees.  We believe that our relationship with our employees is positive and we are currently designing a stock incentive plan.

Risk Factors

COMPANY RISKS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

We have no current operations and a history of losses.  Losses will likely continue in the future.

We have no current operations and extremely limited resources.   We have incurred losses in the past and will likely continue to incur losses unless our exploratory drilling program proves successful. Even if our drilling program identifies gold or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources or generate sufficient revenues to operate profitably.

We will need to raise additional capital.

The commercial exploitation of the mining property and the potential acquisition of additional properties will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition.

We need to obtain financing in order to continue our operations.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our mining activities.  We have no existing bank lines of credit and have not established any definitive sources for additional financing. We will require additional funding if we want to commercially exploit the any mining property. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or abandon our mining properties.

There are no confirmed mineral deposits on any properties which we may derive any financial benefit.

Neither the Company nor any independent geologist, has confirmed commercially mineable ore deposits.  In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no history as a mining company.

We have no history of earnings or cash flow from mining operations and our current management has limited experience in the mining industry. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control. Including the particular attributes of the deposit, the fluctuation in metal prices, the cost of construction and operating a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

No ongoing mining operations

We are not a mining company and have no ongoing mining operations of any kind. We have interests in mining concessions which may or may not lead to production.

There may be insufficient mineral reserves to develop the property and our estimates may be inaccurate.

Three is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of gold from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations.  There can be no assurance that gold recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping rations or recovery rates may affect the economic viability of any project.

We face fluctuating gold and mineral prices and currency volatility.

The price of gold as well as other precious base metals has experienced volatile and significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the US dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold, other precious and base metals are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

Mining operations are hazardous, raise environmental concerns and raise insurance risks.

Mining operations are by their nature subject to a variety of risks, such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay development or production, increase production costs or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons. We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

Requirement for Permits and Licenses

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety  and other matters.   Three can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Currency Fluctuations

Any mining operations we undertake outside of the United States will be subject to currency fluctuations.  Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk.

Political Stability

We intend to conduct operations in democratic and stable countries.  However,  with Mexico,  like other developing companies, there is a greater likelihood of political unrest and changing rules and regulations regarding foreign investment.  Political unrest would likely destabilize the country. This would in all likelihood adversely impact our proposed operations in any foreign jurisdiction.

Title Matters

While we intend to conduct our own due diligence prior to committing significant funds to any project,  mining properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects.  Should this occur, we fact significant delays, costs and the possible loss of any investments or commitment of capital.

Because of the speculative nature of exploration for gold properties, there is substantial risk that our business will fail.

The search for gold as a business is extremely risky. We cannot provide any assurances that the gold mining interests that we acquired will contain commercially exploitable reserves of gold.  Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

The gold market is a volatile market, will have a direct impact on the Company's revenues and profits and will probably affect whether the Company will be able to succeed.

The current price of an ounce of gold on September 25, 2006 was approximately $585  per ounce. The price of gold has increased over the past few years. This has contributed to the renewed interest in gold mining and companies engaged in that business, including the exploration for gold. However, in the event that the price of gold falls, the interest in the gold mining industry may decline and the value of the Company's business could be adversely affected. Further, although it is anticipated that gold mining costs outside of the United States and Canada will be appreciably lower,  no assurances can be given that the situation will remain, or that gold will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of gold resources. Such conditions have resulted in period of excess supply of and reduced demand for gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for gold. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  We cannot predict what the market for gold will be in the future.

Government regulation, or changes in such regulation may adversely affect the Company's business.

The Company has and will, in the future, engage experts to assist it with respect to its operations.  The Company is beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Further, in order for the Company to operate and grow its business,  it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

Our success will be largely dependent upon our ability to hire key personnel.

As a result, the Company will have to hire key employees and consultants knowledgeable in operating a mining company. There can be no assurance that we will be able to locate qualified employees or consultants and if located, there can be no assurance that we will have sufficient funds to pay for their services. In addition,  Christopher Crupi has committed only 50% of his time to the operations of the Company.  If Mr. Crupi’s other business operations increase  he may not be able to commit sufficient time to our operations.

Our Chief Executive Officer serves as the Chief Executive Officer of another Mining Company.

Chris Crupi, our CEO, also serves as the CEO for Paramount Gold Mining Corp, another exploratory stage mining company.  Mr. Crupi may be presented with business opportunities suitable for either entity.   No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

•

greater financial and technical resources;

•

longer operating histories and greater experience in mining;

•

greater awareness of the political, economic and governmental risks in operating in Ghana.

It is unlikely that we will be able to sustain profitability in the future.

We incurred losses during four last fiscal years and there can be no assurance that we will be able to reverse this trend.  Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

We have no reserves, no mining operations, and no income

We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

Exploration for economic deposits of minerals is speculative.

The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Our directors and executive officers lack significant experience or technical training in exploring for precious metal deposits and developing mines.

Our Directors and Executive Officers lack significant experience or technical training in exploring for precious mineral deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

Even if we are able to locate valuable ore sites, we may not be able to extract the minerals profitably.

In particular, the silica or "desert dirt" from which we are attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to design and apply economic extraction processes. The Company is working to design such a process , but we do not yet have sufficient experience with it to make a reasonable prediction of our success. Without an economic extraction process, we will not be able to produce sufficient revenues to sustain operations, or demonstrate the existence of mineable reserves, and we will likely fail.

We self-insure against typical business risks.

The Company does not maintain property and liability insurance against risks which are typical in the operation of its business. In view of its very limited operations, the difficulty of obtaining such insurance, the high deductibles and broad exclusions common to such policies, as well as the direct cost involved, the Company has determined not to obtain such coverage until it is warranted by its operations. The lack of such insurance could result in significant economic hardship for the Company should it suffer losses prior to obtaining coverage, perhaps resulting in the failure of our business.

We may be liable for material arrearages and penalties in our workers compensation coverage:

Although the Company is required to have workers compensation insurance, it has been operating without it. We are in the process of applying for such insurance and expect to have coverage soon. We do not believe that we have incurred any liabilities because of claims that may be filed for injuries that occurred before it becomes effective, but the total amount of back premiums, administrative fees, and penalties imposed could be material.

We are experiencing recurring liquidity problems.

We have incurred net losses since our inception, with a deficit of $271,632 as of June 30, 2006, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

Our stock price may be volatile

The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

1. low daily trading volume,

2. generally large spreads between quoted bid and offer prices,

3. uncertainty of the company's future,

4. sales of substantial amounts of our common stock by existing stockholders, including short sales,

5. Company disclosures regarding the results of various stages of our exploration operations.

Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We expect to issue additional common shares in the future which would dilute the outstanding shares.

The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

Growth of our businesses is substantially dependent upon our ability to attract, develop and retain qualified and skilled mining  professionals.

A key component of our ability to grow our lines of business includes our ability to attract, develop and retain qualified mining professionals.  The available pool of qualified candidates is limited. We cannot assure that we will be able to recruit, develop and retain qualified candidates in sufficient numbers to meet our staffing needs.  Failure to attract and retain mining professionals could adversely affect our business, financial condition and results of operations.

The mining industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing mining properties with sufficient reserves for economic exploitation.

The mining industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify a mining reserve. Some of our competitors have significantly greater financial resources than we do.  This puts us at a competitive disadvantage if we choose to further exploit mining opportunities.  As we expand into new geographic markets, our success will depend in part on our ability to locate and exploit mineral reserves.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our organization is subject to extensive and complex foreign, federal and state laws and regulations. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.   While we believe that we are currently compliant with applicable rules and regulations, if there are changes in the future, there can be no assurance that we will be able to comply in the future, or that future compliance will not significantly adversely impact our operations.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains "forward-looking statements" relating to Ammex Gold Mining Corp. (“Ammex”  “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

 ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate headquarters were recently moved to 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 1,500 square feet .  Our monthly rent is $ 1,975.   Our current lease runs through to July 31, 2010.  A director of the company is also a director of the corporation which owns the leased premises.

 ITEM 3 - LEGAL PROCEEDINGS

NONE

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the most recent quarter.

 PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A. Market Information

Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("AMXG"). There is a very limited market for our common stock, with very limited trading activities. Until July 6, 2006,  there was no posted bid or ask price for our common stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods in which quotes are available is set forth below:

High

          Low

2005

First Quarter

$nil

$nil

Second Quarter

$nil

$nil

Third Quarter

$nil

$nil

Fourth Quarter

$nil

$nil

2006

2006

First Quarter

$nil

$nil

Second Quarter

$nil

$nil

Through  August 31

$1.92

$0.04

  B.   Holders

As of  August 31, 2006 there 220 stockholders of record of our Common Stock.

Our transfer agent is Corporate Stock Transfer . Their mailing address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209 and their telephone number is 303-282-4800.

  C.   Dividends

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Nevada  law.

  D.   Equity Compensation Plans

As of June 30, 2006 there were no shares authorized for issuance under any type of equity compensation plan.

E.   Sale of Unregistered Securities

NONE

 ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2006.

Introduction

We are a pre-exploratory stage mining company, that is, we have option agreements on mining claims on certain properties but no proven reserves.  All of these claims were acquired after our year end.  Except as specifically noted to the contrary, the discussion below regarding profitability and operations are all related to discontinued operations.

Results Of Operations For Fiscal Year Ended June 30, 2006

With respect to our short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of June 30, 2006 was 0.03:1, compared with 0.05:1  as of June 30, 2005.  The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At June 30, 2006, we had a working capital deficiency in the amount of $ 9,252 and $107,573 at June 30, 2005.

During fiscal year 2006, we incurred did not incur any mineral exploration costs as the exploration program had not yet commenced.  We expect exploration costs to increase over the next twelve months, as we increase our expenses in a further effort to identify mineral reserves.   With respect to the results of operations we did incur operating costs related to the prior business undertaking totaling $196,999 for the year ended June 30, 2006 and $83,549 for the year ended June 30, 2005.  We note that $120,000 of expenditures was included under Employment compensation which is a non-cash item.  This expenditure relates to the value of the stock issued to Mr. Crupi (ie. 3,000,000 common shares) as incentive to join the board and management of the company.  We have charged an expenditure of $120,000 to the accounts which represents the estimated value of the shares issued at the last traded price of four cents per share.  As this is non-monetary transaction and accounting entry it will be added back to net earnings for the period for income tax purposes.

During the fiscal year ended June 30, 2006, we did not have any revenue from operations.   For the year ended June 30, 2005 there was nominal revenue from contract income of $462.

The operating loss for fiscal year 2006 was $61,679, or $0 per share, compared to an operating loss of $85,468 or $ 0 per share, for the year 2005.  The weighted average number of shares in the per-share calculations was 106,379,776 in fiscal year 2006, and 106,381,200 in fiscal year 2005.

As of June 30, 2005, the Company's cash balance was $6,179, compared to $ nil on June 30, 2006.

Plan of Operation For Fiscal Year 2006 - 2007

The Company intends to commence its drill program on the Bailley Hills project in Nevada and currently has determined several drill targets.  The operator of the project, Consolidated Gobal Resources Inc. is currently in discussions with several drilling companies to commence the drill program.  The core samples will be sent to a reputable laboratory for evaluation allowed our geologists to analyze the results.  Should the results prove promising then further drilling may be conducted to further the project.

The Company also intends to commence its drill program at the El Tiliche project in Sonora, Mexico.  A contract with Layne Drilling has been executed and drilling is expected to commence in the fall of 2006.  The core samples will be sent to ALS Chemex laboratories for analysis.

The Company will commence a reconnaissance program on the Ox Creek property.

The Company will actively seek out other opportunities for quality projects with a view to establishing resource rich projects.  The geography of focus will be the United States, Mexico with additional effort placed on South America.

ITEM 7

FINANCIAL STATEMENTS

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

2                                                                                                                                                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Ammex Gold Mining Corp.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Ammex Gold Mining Corp. (formerly Reese Corp.) (A Pre-exploration Stage Company) and its subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended June 30, 2005 and 2004 and for the period from November 20, 2002 (Date of Inception) to June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ammex Gold Mining Corp. and its subsidiary as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005 and for the period from November 20, 2002 (Date of Inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
September 25, 2006, except as to Note 8(iv) which is as of October 4, 2006	Chartered Accountants

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(Stated in US Dollars)

ASSETS		2006	2005

Current
Cash		$ -	$ 6,179
Amount receivable		334	-

		$ 334	$ 6,179

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 9,586	$ 8,300
Due to related parties – Note 4		-	105,452

		9,586	113,752

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
400,000,000	shares authorized
102,083,840	shares issued (2005: 106,381,200)	102,083	106,381
Additional paid-in capital – Notes 4 and 6		164,697	399
Deficit accumulated during the pre-exploration stage		(271,632)	(212,045)
Accumulated other comprehensive loss		(4,400)	(2,308)

		(9,252)	(107,573)

		$ 334	$ 6,179

Nature and Continuance of Operation – Note 1

Commitments – Notes 4 and 8

Subsequent Events – Note 8

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30, 2006 and 2005 and

for the periods from November 20, 2002 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Year ended	Year ended	Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006

Revenue
Contract income	$ -	$ 462	$ 1,027

Expenses
Accounting, auditing and legal fees	18,228	27,687	74,018
Amortization	-	-	1,250
Computer consulting	-	767	4,857
Consulting fees – Notes 4 and 6	50,166	42,719	183,633
Employment compensation – Notes 4 and 7	120,000	-	120,000
Office and miscellaneous	5,282	10,491	20,399
Transfer agent	3,323	1,885	5,208

	(196,999)	(83,549)	(409,395)

Loss for the period before other items	(196,999)	(83,087)	(408,368)

Other items:
Loss on disposal of equipment – Note 3	-	(676)	(676)
Gain on forgiveness of debt – Note 6	137,412	-	137,412

Net loss for the period	(59,587)	(83,763)	(271,632)

Other comprehensive loss:
Foreign currency translation adjustment	(2,092)	(1,705)	(4,400)

Comprehensive loss for the period	$ (61,679)	$ (85,468)	$ (276,032)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	106,379,776	106,381,200

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended June 30, 2006 and 2005 and

for the periods from November 20, 2002 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

			November 20,
			2002 (Date of
	Year ended	Year ended	Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (59,587)	$ (83,763)	$ (271,632)
Add (deduct) non-cash items:
Amortization	-	-	1,250
Consulting fees	40,000	30,000	122,000
Management fees	120,000	-	120,000
Loss on disposal of equipment	-	676	676
Gain on forgiveness of debt	(137,412)	-	(137,412)
Changes in non-cash working capital item related to operations
Amount receivable	(334)	-	(334)
Accounts payable and accrued liabilities	1,286	417	9,586

	(36,047)	(52,670)	(155,866)

Cash Flows from (used in) Investing Activities
Purchase of equipment	-	-	(3,188)
Proceeds from disposal of equipment	-	1,262	1,262

	-	1,262	(1,926)

Cash Flows from Financing Activities
Capital stock issued	-	-	24,780
Advances from related parties	31,960	55,166	137,412

	31,960	55,166	162,192

Effect of foreign currency translation on cash	(2,092)	(1,705)	(4,400)

Increase (decrease) in cash during the period	(6,179)	2,053	-

Cash, beginning of the period	6,179	4,126	-

Cash, end of the period	$ -	$ 6,179	$ -

Non-cash transactions – Note 6

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Shares		Paid-in	Pre-exploration	Comprehensive	Stockholders
	Number	Amount	Capital	Stage	Loss	Deficiency

Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	106,200,000	106,200	(73,950)	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	4,530
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	106,381,200	106,381	(29,601)	(128,282)	(603)	(52,105)
Contributed services – Note 4	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	(83,763)	-	(88,763)

Balance, June 30, 2005	106,381,200	106,381	399	(212,045)	(2,308)	(107,573)

…/cont’d

The number of shares issued and outstanding has been restated to give retroactive effect for four forward stock splits, on a six for one basis, a two for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006, May 3, 2006 and May 31, 2006, respectively.  The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

Continued

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Shares		Paid-in	Pre-exploration	Comprehensive	Stockholders
	Number	Amount	Capital	Stage	Loss	Deficiency

Issued for services – Notes 4 and 7	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury note – Note 7	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services – Note 4	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net income for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance, June 30, 2006	102,083,840	$ 102,083	$ 164,697	$ (271,632)	$ (4,400)	$ (9,252)

The number of shares issued and outstanding has been restated to give retroactive effect for four forward stock splits, on a six for one basis, a two for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006, May 3, 2006 and May 31, 2006, respectively.  The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

.

AMMEX GOLD MINING CORP.

(formerly Reese Corp.)

(A Pre-exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

Ammex Gold Mining Corp. (formerly Reese Corp.) (the “Company”), was incorporated in the State of Nevada, United States of America, on November 20, 2002.  The Company is currently in the pre-exploration stage and is in the process of investigating and evaluating mineral properties in the United States and Mexico (Note 8).  The Company’s year-end is June 30.  Effective August 18, 2006, the Company changed its name from Reese Corp. to Ammex Gold Mining Corp.

On April 5, 2003, the Company acquired all of the outstanding common stock of Oasis Wireless Inc. (“Oasis”) for $1.  At the time of the acquisition, Oasis was a privately held Canadian entity with no recorded assets or liabilities.  This acquisition is being accounted for using the purchase method of accounting.  The purchase price of $1 was written off to operating expenses during the period ended June 30, 2003.  Subsequent to June 30, 2006, Oasis was dissolved (Note 8(viii)).

Note 2

Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation – Note 8

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Oasis Wireless Inc., a Canadian corporation.  All inter-company transactions have been eliminated on consolidation.

3

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred until such time as reserves are proven.  Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.  Expenditures for mining equipment are capitalized and depreciated over their useful life.

Revenue Recognition

The Company recognizes revenue when it is earned and a contract exists, services have been provided and collection is reasonably assured.  On service contracts having a term greater than one year, revenue is considered to be earned evenly over the life of the contract.

Foreign Currency Translation

The Company’s subsidiary, Oasis, translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.  At cash balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation – (cont’d)

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of amounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of such instruments.  Due to related parties also approximates its fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.  Adoption of SFAS No. 123R is effective for fiscal periods beginning after December 15, 2005.  The Company will adopt this statement as required and management is currently assessing the effect SFAS No. 123R will have on the Company’s results of operations.

Note 3

Equipment

All equipment was disposed of during the year ended June 30, 2005, which resulted in a loss on disposal of $676.

Note 4

Related Party Transactions – Notes 6, 7 and 8

The Company incurred the following expenses in respect to a director of the Company and a manager of the Company:

			November 20,
			2002 (Date of
	Year ended		Inception) to
	June 30,		June 30,
	2006	2005	2006

Consulting fees	$ 42,666	$ 42,719	$ 175,339
Employment compensation	120,000	-	120,000

Consulting fees	$ 162,666	$ 42,719	$ 295,339

During the year ended June 30, 2006, a Company’s director contributed consulting services having a fair value of $40,000 (2005: $30,000).

By an agreement dated June 28, 2006, the Company agreed to issue 3,000,000 restricted common shares and agreed to pay an annual compensation of $75,000 to an employee/director of the Company.  The agreement commenced on June 30, 2006 and will continue until June 30, 2007 and shall automatically renew for successive twelve month periods.  The fair value of these shares was estimated to be $120,000 (Note 7).  Should this employee resign within six months of this agreement, the Company will have the right to cancel 2,500,000 of the previously issued shares.

The amounts due to related parties are advances from a director and a manager of the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5

Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the Net loss.  At June 30, 2006, the Company has net operating losses to carry forward, which expire commencing in 2023 totalling approximately $271,632.  The tax benefit of these losses, if any, has not been recorded in the financial statements.

Note 5

Income Taxes and Deferred Tax Assets – (cont’d)

The following table summarizes the significant components of the Company’s deferred tax assets:

	3.1.1.A 2006	3.1.1.B 2005

Deferred Tax Assets
Non-capital losses carried forward	$ 92,355	$ 65,948
Valuation allowance	(92,355)	(65,948)

	$ -	$ -

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

a)

During the year ended June 30, 2006, the Company’s sole director contributed consulting services having a fair value of $40,000 (2005: $30,000).  These non-cash transactions were excluded from the statements of cash flows for the years ended June 30, 2006 and 2005 and for the period from November 22, 2002 (Date of Inception) to June 30, 2006.

b)

During the year ended June 30, 2006, the Company recorded a gain on forgiveness of debt totalling $137,412.  These amounts were due to a director and manager of the Company.

Note 7

Share Capital – Note 4

a)

On June 30, 2006, the company issued 3,000,000 restricted common shares to a director of the Company pursuant to an agreement dated June 28, 2006.

The fair value for these restricted common shares were estimated to be $120,000 at the date of issuance.

Note 7

Share Capital – Note 4 – (cont’d)

b)

During the year ended June 30, 2006, 7,297,360 common shares were returned by shareholders to the Company for no consideration.

Note 8

Subsequent Events

i)

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2007	$ 21,725
2008	25,831
2009	28,157
2010	2,362

$ 78,075

ii)

By letter agreements dated July 10, 2006, the Company engaged three consultants to provide investor relations services to the Company in consideration for a total of $5,000 per month for three months and 150,000 common shares.

iii)

By a Letter of Intent dated July 12, 2006, the Company has the right to earn a 100% interest in 29 unpatented mining claims situated near Austin, Nevada in consideration for minimum advance royalty payments totalling $145,141 over a six year period and $35,000 every year thereafter, an annual work commitment of $25,000 per year commencing from July 12, 2007 and costs to keep the property in good standing.  In addition, the property vendor is entitled to a 2% NSR on any production up to a maximum of $10,000,000.  The Company will have the right to purchase 1% of the NSR for $1,000,000.

The term of the contract is 25 years and renewable for another 25 years.

iv)

By a conditional sale purchase and sale contract dated July 25, 2006, the Company acquired 100% of Minera Jeronimo S.A. de C.V. (“Jeronimo”), a Mexican corporation, by the issuance of 1,455,000 restricted common shares.  Jeronimo has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.

Note 8

Subsequent Events – (cont’d)

v)

On July 28, 2006, the Company entered into a private placement share subscription agreement for the issuance of 750,000 shares of restricted common stock at $2.00 per share and 750,000 share purchase warrants.  The warrants are exercisable into one common share for each warrant held at $3.50 per warrant until January 31, 2007.  Subsequent to June 30, 2006, the Company has received $1,500,000.

vi)

By an option agreement dated August 1, 2006, the Company has the right to earn an 80% interest in 24 unpatented mining claims situated in Elko County, Nevada in consideration for the payment of $25,000 and incurring expenditures of $4,000,000 within a three-year period as follows:

-

$1,000.000 on or before August 1, 2007;

-

$1,500,00 on or before August 1, 2008; and

-

$1,500,000 on or before August 1, 2009.

These expenditures include minimum advance royalties of US$30,000 per year due on October 20th of each year.

This agreement is subject to a 3% net smelter return (“NSR”) upon commencement of commercial production.  The Company has the right to purchase each 1% of the NSR for $1,000,000.

vii)

Subsequent to June 30, 2006, the Company cancelled 57,600,000 restricted common shares held by a former director of the Company and 4,454,000 common shares held by a shareholder of the Company, all for no consideration.

viii)

By a special resolution of the shareholders of the Company dated September 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006 was amount receivable totalling $332.  Also on the books of Oasis was accumulated deficit totalling $29,329 and accumulated other comprehensive loss of $4,400.

ix)

By agreements dated subsequent to June 30, 2006, the Company engaged various parties to perform administrative and investor relations services for the Company.  The Company issued 145,000 common shares for these services.

Note 9

Comparative Figures

Certain of the prior year’s comparative figures have been reclassified to conform with the presentation used in the current year.

CRITICAL ACCOUNTING POLICIES

     Use of Estimates:  The  preparation  of financial  statements in conformity with accounting  principles  generally  accepted in the United States of America requires  management to make estimates and assumptions  that affect the reported amounts of assets and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ materially from those estimates.

Income per share:  Basic income per share excludes dilution and is computed by dividing the income attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company.  Diluted income per share is computed by dividing  the income available to common shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive  potential  common  shares  outstanding  unless consideration  of  such  dilutive  potential  common  shares  would  result  in anti-dilution.  Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been  anti-dilutive for the periods ended June 30, 2006 and 2005.

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting  principles (GAAP) requires management to make estimates and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

     We have not entered  into any  off-balance  sheet  arrangements.  We do not anticipate  entering into any off-balance sheet arrangements  during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial  statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SUBSEQUENT EVENTS

On August 14, 2006 the Board of Directors appointed Alain Vachon, P.Eng., Vice President of Exploration (South America). Mr. Vachon will also be assuming the title of General Manager of the corporation’s soon-to-be formed wholly-owned subsidiary in South America.

Alain Vachon, P.Eng., Geologist has 30 years of experience. He is currently Manager of Exploration, South America for Paramount Gold Mining Corp.  Alain was previously Exploration Manager for Gold Hawk Resources a Canadian company dedicated to production and mining and has completed the acquisition in March 2005 for a total amount of 12 M US$ of the Tamboraque mine which hosts resources totaling 4.5 MT at 0.18 oz/t Au, 8.1 oz/t Ag, 2.8% Pb, 3.3% Zn and 0.38% Cu. From 1997 to 2001 he was Exploration Manager for Sulliden Exploration, where his work on the Mario property in 2000 led to the nomination for the prestigious “Prospector of the Year” award in Peru. Prior to these accomplishments, Mr. Vachon worked as a Senior Geologist for both Barrick Gold and the recently renamed Noranda Falconbridge.

Over the past 30 years, Mr. Vachon has participated in managing all aspects of a diverse set of exploration programs, including planning, supervision of field work, preparation of technical reports (43-101), property evaluation and negotiation of option terms. He has managed and evaluated exploration and development projects, located in Canada, Peru, Zaire, Cuba and Republic Dominica focusing on gold and base metals in various geological settings.

On July 7, 2006 the corporation engaged Skyline Communications to provide corporate communications services. The agreement has a term of one year effective July 1, 2006. Pursuant to the agreement Skyline Communications will be paid a fee of $5,000 per month for the first three months. Pursuant to the agreement, 150,000 one year restricted common stock will be issued directly to 3 consultants engaged by Skyline Communications.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

 Item 8A - CONTROLS AND PROCEDURES Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Age

Position(s)

Christopher Crupi

37

Director, President and CFO

Bill Reed

64

Director and Vice President

Alain Vachon

52

Vice President

Christopher Crupi – Background and Duties

Our president and chief executive officer is Christopher Crupi, a former Vice President of PricewaterhouseCoopers. Mr. Crupi has a Bachelor of Commerce degree and is a Chartered Accountant.  Mr. Crupi oversees the administrative and operations activities. In addition to his duties at Paramount, Mr. Crupi is also President and CFO of  Paramount Gold Mining Corp., a publicly traded mining exploration company with property interests in both the United Sates and Mexico.

Bill Reed – Background and Duties

Our Manager of Exploration in Mexico is Bill Reed. Mr. Reed is a consultant to the Company and has committed 50% of his time to his duties at Paramount. In addition to his duties at Paramount, Mr. Reed is also Chief Geologist of AmMex Gold Mining Corp., a publicly traded mining exploration company with mining interests in both the United States and Mexico.

Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V., a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production.

Mr. Reed has a Bachelor of Science Degree, Mineralogy, University of Utah and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica (1969).

Alain Vachon – Background and Duties

Alain Vachon, P.Eng., Geologist has 30 years of experience. He is currently Manager of Exploration, South America for Paramount Gold Mining Corp.  Alain was previously Exploration Manager for Gold Hawk Resources a Canadian company dedicated to production and mining and has completed the acquisition in March 2005 for a total amount of 12 M US$ of the Tamboraque mine which hosts resources totaling 4.5 MT at 0.18 oz/t Au, 8.1 oz/t Ag, 2.8% Pb, 3.3% Zn and 0.38% Cu. From 1997 to 2001 he was Exploration Manager for Sulliden Exploration, where his work on the Mario property in 2000 led to the nomination for the prestigious “Prospector of the Year” award in Peru. Prior to these accomplishments, Mr. Vachon worked as a Senior Geologist for both Barrick Gold and the recently renamed Noranda Falconbridge.

Over the past 30 years, Mr. Vachon has participated in managing all aspects of a diverse set of exploration programs, including planning, supervision of field work, preparation of technical reports (43-101), property evaluation and negotiation of option terms. He has managed and evaluated exploration and development projects, located in Canada, Peru, Zaire, Cuba and Republic Dominica focusing on gold and base metals in various geological settings.

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  an executive committee of our board of directors,  stock plan committee or any other committees.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

There are no family relationships among our directors and/or officers.  Our directors are appointed for one-year  terms to hold office until the next annual general  meeting of the holders of our Common Stock or until removed from office in  accordance  with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings

Except as indicated  in this Annual Report,  no event listed in  Sub-paragraphs  (1) through(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our  present  executive  officers  or  directors  or any  nominee  for director  during the past five years which is material to an  evaluation  of the ability or integrity of such director or officer.

Involvement in Certain Legal Proceedings

         Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

         Our directors serve for a term of one (1) year, or until their successors are elected and qualified.

Code of Ethics

         The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Christopher Crupi,  our chief executive officer at  our corporate headquarters located at 346 Waverley Street,  Ottawa, Ontario K2P1B8. .

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For  companies  registered  pursuant to section  12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership  with the  Securities  and Exchange   Commission.   Officers,   directors  and  greater  than  ten  percent shareholders  are  required by SEC  regulation  to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports  furnished  to us and  written  representations  that no other reports were  required,  Section  16(a) filing  requirements  applicable  to our officers,  directors  and greater  than ten percent  beneficial  owners were complied with on a timely basis for the period which this report relates.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal year ended  June 30, 2006 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year  whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation  identified in the chart below,  were paid to these  executive  officers during these fiscal years.

                                                             Securities

Underlying

Name

Options/SAR

      All other

                              Restricted              Compensation

Principal Position

   Year           Salary            Bonus     Stock Awards

--------------------------

   -------        --------          ----------

    -------

     -------

 -------

Boris Machula

2005

-0-

-0-

-0-

-0-

-0-

Former CEO and

2006

-0-

-0-

-0-

-0-

-0-

President

Christopher Crupi*

President/CFO

  2006

-0-

0-

3,000,000 shares

-0-

-0-

Bill Reed*

Vice president/director 2006

-0-

0-

-0-

-0-

-0-

*  Neither Mr. Crupi nor Mr. Reed served as officers or directors during the periods indicated but are identified to reflect the current positions with the Company.  Pursuant to an offer, Mr. Crupi was issued 3,000,000 shares of restricted common stock on June 28, 2006 as incentive to create shareholder value.  The shares were issued on June 30, 2006.  Pursuant to an employment agreement effective June 30, 2006 Mr. Crupi is to receive an annual salary of $75,000 to act as President and Chief Financial Officer of the Company.

DIRECTORS' COMPENSATION

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal years ended June 30, 2006 and 2005, we did not grant any options to any of our officers or directors.  During fiscal 2005 and 2004  none of our officers nor directors  exercised any options.

EMPLOYMENT AGREEMENTS

Pursuant to an employment agreement effective June 30, 2006 Mr. Crupi is to receive an annual salary of $75,000 to act as President and Chief Financial Officer of the Company.

Mr. Reed is to receive a per diem fee $300 as a professional geologist when working on a company project.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of August 31, 2006 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

   COMMON STOCK

Shares Beneficially

Percentage of Shares

     Name and Address

     Owned

     Outstanding

     ----------------

  - ------------------                                 ---------------------

Christopher Crupi

3,000,000

           7.2%

2029 Rolling Brook Dr.

Ottawa, ON

Charles William Reed

1,155,000

2.8%

4905 N. Calle Faja

Tucson, AZ

The foregoing is based on 41,924,840 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A)  any director or officer;

     (B)  any proposed nominee for election as a director;

     (C) any person who  beneficially  owns,  directly  or  indirectly,  shares carrying  more than 5% of the  voting  rights  attached  to our common stock; or

     (D) any  relative  or  spouse  of  any of the  foregoing  persons,  or any relative of such spouse,  who has the same house as such person or who is a director or officer of any parent or subsidiary.

Christopher Crupi, director and officer of the corporation is also a director of another corporation which holds a premises lease agreement with the corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

         During the fourth quarter of 2006, the Company filed 3 reports on Form 8-K as summarized below

April 6, 2006

On April 6, 2006 the Board of Directors resolved to amend the Articles of Incorporation to increase the authorized common stock from 100,000,000 to 200,000,000 shares and subsequently on May 3, 2006 filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized shares.

May 12, 2006

On May 12, 2006 the Board of Directors resolved to amend the Articles of Incorporation to increase the authorized common stock from 200,000 to 400,000,000 shares and subsequently on May 17, 2006 filed a Certificate of Amendment with the Nevada Secretary of State  increasing the number of authorized shares.

June 28, 2006

On June 28, 2006 the Company’s executive offices were moved from 1450 Chestnut Street, Vancouver, British Columbia, Canada with phone number 604 221-4988 to 237 Argyle Avenue, Suite 100, Ottawa, Ontario, Canada with phone number 613 226-7883.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $6,278 and $ 7,788  for the audit of our annual financial statements for the fiscal years ended June 30, 2006 and 2005 respectively.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for review and related non audit services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." (eg. review of form SB-2, form 10-KSB, form 10-QSB) was $8,997 and $8,389 for the fiscal years ended June 30, 2006 and 2005 respectively.

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES.  There were no other services provided by our principal accountants for the fiscal years ended June 30, 2006 and 2005.

We have no formal audit committee.  However, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence

Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2006 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2006,  for filing with the Securities and Exchange Commission.

 SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMMEX GOLD MINING CORP.

Date: October 10, 2006

                           By: /s/ Christopher Crupi

                               -----------------

                               Christopher Crupi

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Crupi

Date:  October 10, 2006

    -----------------

    Christopher Crupi

    CEO/ Director

                               INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit

Number

31.1 * Certificate of the Chief Executive Officer  pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2   *Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1  * Certificate of the Chief Executive Officer   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2  * Certificate of the Chief Financial  Officer   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

Endnotes

1 A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: