Form 10QSB
period 2006-09-30
Ammex Gold Mining Corp.
filed 2006-11-20
CIK 1273507

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  333-113296

Ammex Gold Mining Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0409895

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverley Street Ottawa, Ontario, Canada	K2P 0W5
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(613)226-7883

Former name, former address and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

  42,379,840 shares of Common Stock, $0.001 par value as of  September 30,  2006

INDEX

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of September 30,  2006  (unaudited)

Consolidated Statement of Operations for the Three Months Ended September 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended  September 30, 2006  (unaudited)

Notes to Interim Financial Statements as of September 30, 2006  (unaudited)

Item 2

Management’s Discussion and Analysis or Plan of Operations

Item 3

Controls and Procedures

PART II. – OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults upon senior securities

Item 4

Submission of matters to a vote of security holders

Item 5

Other information

Item 6

Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2006 and June 30, 2006

(Stated in US Dollars)

(Unaudited)

		September 30,	June 30,
ASSETS		2006	2006

Current
Cash		$ 929,732	$ -
Subscriptions receivable – Note 5		242,303	-
Prepaid expenses		277,545	-
Current assets of discontinued operations		-	334

		$ 1,449,580	$ 334

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3		$ 148,207	$ 9,586

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
400,000,000	shares authorized
42,379,840	shares issued (June 30, 2006: 102,083,840)	42,379	102,083
Additional paid-in capital – Notes 3 and 5		4,332,951	164,697
Deficit accumulated during the pre-exploration stage		(3,073,957)	(271,632)
Accumulated other comprehensive loss – Note 8		-	(4,400)

		1,301,373	(9,252)

		$ 1,449,580	$ 334

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended September 30, 2006 and 2005 and

for the period from November 20, 2002 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30
	2006	2005	2006

Expenses
Advertising and promotion	$ 16,946	$ -	$ 16,946
Consulting fees – Note 3	60,222	18,200	224,708
Corporate communication	29,302	-	29,302
Employment compensation – Note 3	18,750	-	138,750
Insurance	1,302	-	1,302
Mineral property costs – Note 3	2,564,957	-	2,564,957
Office and miscellaneous	29,271	1,315	44,885
Professional fees	69,584	4,047	148,810
Rent – Note 3	7,257	-	7,257

Loss for the period before other item	(2,797,591)	(23,562)	(3,176,917)

Other item:
Gain on forgiveness of debt	-	-	102,960

Net loss for the period from continuing operations	(2,797,591)	(23,562)	(3,073,957)

Discontinued operations – Schedule 1	(334)	(205)	4,400

Net loss for the period	(2,797,925)	(23,767)	(3,069,557)

Other comprehensive loss – discontinued operations – Schedule 1	(4,400)	(2,118)	` (4,400)

Comprehensive loss for the period	$ (2,802,325)	$ (25,885)	$ (3,073,957)

Basic and diluted loss per share – continuing operations	$ (0.07)	$ (0.00)

Basic and diluted loss per share – discontinued operations	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	42,052,873	13,297,650

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2006 and 2005 and

for the period from November 20, 2002 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$ (2,797,591)	$ (23,562)	$ (3,073,957)
Add (deduct) non-cash items:
Consulting fees	-	10,000	122,000
Services	90,996	-	90,996
Management fees	-	-	120,000
Mineral properties	2,371,650	-	2,371,650
Gain on forgiveness of debt	-	-	(102,960)
Changes in non-cash working capital item related to operations
Subscription receivable	(242,303)	-	(242,303)
Prepaid expenses	(131,641)	-	(131,641)
Accounts payable and accrued liabilities	138,621	1,178	148,207

	(570,268)	(12,384)	(698,008)

Cash Flows from Financing Activities
Capital stock issued	1,500,000	-	1,524,780
Advances from related parties	-	10,500	102,960

	1,500,000	10,500	1,627,740

Increase (decrease) in cash from continuing operations	929,732	(1,884)	929,732

Decrease in cash from discontinued operations – Note 8	-	(204)	-

Increase (decrease) in cash during the period	929,732	(2,088)	929,732

Cash, beginning of the period	-	6,179	-

Cash, end of the period	$ 929,732	$ 4,091	$ 929,732

Non-cash transactions – Note 4

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

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

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

Continued

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Shares		Paid-in	Pre-exploration	Comprehensive	Stockholders
	Number	Amount	Capital	Stage	Loss	Deficiency

Issued for services – Notes 5 and 8	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury – Note 8	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services – Note 5	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net income for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)
Issued for services - at $1.63	145,000	145	236,755	-		236,900
Issued for acquisition of subsidiary - at $1.63	1,455,000	1,455	2,370,195	-		2,371,650
Issued for cash – private placement - at $2.00	750,000	750	1,499,250	-		1,500,000
Cancellation of shares	(62,054,000)	(62,054)	62,054	-		-
Net loss for the period	-	-	-	(2,802,325)	4,400	(2,797,925)

Balance, September 30, 2006	42,379,840	$ 42,379	$ 4,332,951	$ (3,073,957)	$ -	$ 1,301,373

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

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

Schedule 1

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF OASIS WIRELESS INC.

for the three months ended September 30, 2006 and 2005 and

for the period from November 20, 2002 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Revenue
Contract income	$ -	$ 4	$ 1,027

Expenses
Amortization	-	-	1,250
Consulting fees	-	-	19,177
Office and miscellaneous	-	209	9,642

	-	(209)	(30,069)

Loss before the following	-	(205)	(29,042)

Loss on disposal of equipment	-	-	(676)
Gain on forgiveness of debt	-	-	34,452
Write-off of receivables	(334)	-	(334)

Net loss for the period	(334)	(205)	4,400

Other comprehensive loss – foreign exchange	(4,400)	(2,118)	(4,400)

Comprehensive loss for the period	$ (4,734)	$ (2,323)	$ -

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Nature and Continuance of Operations

The accompanying interim financial statements of the Company are unaudited, include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2006 financial statements.

Note 2

Business Combination

By a conditional sale purchase and sale contract dated July 25, 2006, the Company acquired 100% of Minera Jeronimo S.A. de C.V. (“Jeronimo”), a Mexican corporation, by the issuance of 1,455,000 restricted common shares at $1.63 per share for a total consideration of $2,371,650.  Jeronimo has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.  The acquisition was accounted for by the purchase method, however, there were no identifiable assets acquired other than the rights to six mining concessions in Mexico.

Note 3

Related Party Transactions – Note 7

The Company incurred the following expenses in respect to directors of the Company:

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Consulting fees	$ -	$ 10,700	$ 175,339
Employment compensation	18,750	-	138,750
Mineral properties - geological fees	10,315	-	10,315
Rent	7,257	-	7,257

	$ 36,322	$ 10,700	$ 331,661

During the three months period ended September 30, 2006, a Company’s director contributed consulting services having a fair value of $Nil (2005: $10,000).

SEE ACCOMPANYING NOTES

Note 3

Related Party Transactions – Note 7 – (cont’d)

Included in accounts payable at September 30, 2006 is $21,644 (June 30, 2006: $Nil) due to directors of the Company for unpaid fees.

By an agreement dated June 28, 2006, the Company agreed to issue 3,000,000 restricted common shares and agreed to pay an annual compensation of $75,000 to an employee/director of the Company.  The agreement commenced on June 30, 2006 and will continue until June 30, 2007 and shall automatically renew for successive twelve month periods.  The fair value of these shares was estimated to be $120,000.  Should this employee resign within six months of this agreement, the Company will have the right to cancel 2,500,000 of the previously issued shares.

Note 4

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions have been excluded from the statement of cash flows:

a)

During the three months period ended September 30, 2006, the Company’s sole director contributed consulting services having a fair value of $Nil (2005: $10,000).

b)

During the three months ended September 30, 2006 the company acquired Minera Jeronimo S.A. de V.C. for 1,455,000 common shares at $1.63 per share for consideration of $2,371,650.

c)

During the three months ended September 30, 2006, the Company issued 145,000 common shares valued at $236,900 for services.  At September 30, 2006, $90,996 has been charged to income and $145,904 has been included in prepaid expenses.

Note 5

Share Capital – Note 7

a)

On July 28, 2006, the Company entered into a private placement share subscription agreement for the issuance of 750,000 shares of restricted common stock at $2.00 per share and 750,000 share purchase warrants.  The warrants are exercisable into one common share for each warrant held at $3.50 per warrant until January 31, 2007.  At September 30, 2006, the Company had received $1,257,697.  Subsequent to September 30, 2006, the Company received $242,303.

b)

During the three months ended September 30, 2006, the Company cancelled and returned to treasury 57,600,000 restricted common shares held by a former director of the Company and 4,454,000 common shares held by a shareholder of the Company, all for no consideration.

SEE ACCOMPANYING NOTES

Note 5

Share Capital – Note 7 – (cont’d)

c)

During the three months ended September 30, 2006, the Company issued 145,000 common shares valued at $236,900 pursuant to agreements for various parties to perform administrative and investor relation services for the Company.  At September 30, 2006, $145,904 is included in prepaid expenses.

d)

Subsequent to September 30, 2006, the Company issued 75,000 common shares to various consultants.

Note 6

Mineral Properties

a)

Austin, Nevada

By a Letter of Intent dated July 12, 2006, the Company has the right to earn a 100% interest in 29 unpatented mining claims situated near Austin, Nevada in consideration for minimum advance royalty payments totalling $145,141 over a six year period and $35,000 every year thereafter as follows:

-

$10,141 upon signing of agreement (paid);

-

$10,000 by July 12, 2007;

-

$15,000 by July 12, 2008;

-

$20,000 by July 12, 2009;

-

$25,000 by July 12, 2010;

-

$30,000 by July 12, 2011;

-

$35,000 by July 12, 2012 and on each anniversary date thereafter.

In addition, an annual work commitment of $25,000 per year commencing from July 12, 2007 and costs to keep the property in good standing are required.  In addition, the property vendor is entitled to a 2% net smelter return royalty (“NSR”) on any production up to a maximum of $10,000,000.  The Company will have the right to purchase 1% of the NSR for $1,000,000.

The term of the contract is 25 years and renewable for another 25 years.

b)

Jeronimo, Mexico

The Company’s subsidiary, Jeronimo has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.

SEE ACCOMPANYING NOTES

Note 6

Mineral Properties – (cont’d)

c)

Elko, Nevada

By an option agreement dated August 1, 2006, the Company has the right to earn an 80% interest in 24 unpatented mining claims situated in Elko County, Nevada in consideration for the payment of $25,000 (paid) and incurring expenditures of $4,000,000 within a three-year period as follows:

-

$1,000,000 on or before August 1, 2007;

-

$1,500,000 on or before August 1, 2008; and

-

$1,500,000 on or before August 1, 2009.

These expenditures include minimum advance royalties of US$30,000 per year due on October 20th of each year.

This agreement is subject to a 3% NSR upon commencement of commercial production.  The Company has the right to purchase each 1% of the NSR for $1,000,000.

Note 7

Commitments

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2007	$ 21,725
2008	25,831
2009	28,157
2010	2,362

$ 78,075

By letter agreements dated July 10, 2006, the Company engaged three consultants to provide investor relations services to the Company in consideration for a total of $5,000 per month for three months and 150,000 common shares.  As at September 30, 2006, there was no consideration paid.

Note 8

Discontinued Operations

By a special resolution of the shareholders of the Company dated September 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006, was amount receivable totaling $334 this asset was written-off in the period ended September 30, 2006.  Also on the books of Oasis was accumulated deficit totaling $4,734 and accumulated other comprehensive loss of $4,400.

SEE ACCOMPANYING NOTES

Note 8

Discontinued Operations – (cont’d)

The consolidated balance sheet includes the following amounts related to the discontinued operations of the subsidiary:

	September 30,	June 30,
Balance Sheet	2006	2006

Amounts receivable	$ -	$ 334

Total assets	$ -	$ 334

Accumulated deficit	$ -	$ 4,734
Other comprehensive losses	-	(4,400)

	$ -	$ 334

Note 8

Discontinued Operations – (cont’d)

Cash flows from discontinued operations are as follows:

			November 20,
			2002 (Date of
			Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$ (4,734)	$ (205)	$ -
Write-off of accounts receivable	334	-	-
Amortization	-	-	1,250
Loss on disposal of equipment	-	-	676
Gain a forgiveness of debt	-	-	(34,452)

Changes in non-cash working capital items related to operations:
Accounts payable	-	(23)	-
Due to related party	-	2,142	-

Cash provided by operating activities	(4,400)	1,914	(32,526)

Cash flows from (used in) investing activities
Purchase of equipment	-	-	(3,188)
Proceeds from disposal of equipment	-	-	1,262

	-	-	(1,926)

Cash flows from financing activity
due to related party	-	-	34,452

Foreign currency translation adjustment	4,400	(2,118)	-

Increase (decrease) in cash from discontinued operations prior to disposal	$ -	$ (204)	$ -

Item 1A.

RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our  Annual Report on Form 10-KSB for the period ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL

CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES  THERETO  INCLUDED  ELSEWHERE  IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

Ammex Gold Mining Corp. ("Ammex” “the company” “the corporation” "we" or "us") is a pre-exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on any property we own or may acquire.  Any further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made.

We were incorporated on November 20, 2002 under the laws of the state of Nevada as Reese Corp.  On August 18, 2006, we amended our certificate of incorporation with the state of Nevada to change our name to Ammex Gold Mining Corp.  We believe that the name change more accurately reflects our new corporate direction as a precious metals mining exploration company.  Our chief executive officer is Christopher Crupi, a former Vice President of PricewaterhouseCoopers. Mr. Crupi oversees the administrative and operational activities. In addition to his duties at AmMex Gold Mining Corp., Mr. Crupi is also President and CFO of Paramount Gold Mining Corp., a publicly traded mining exploration company with property interests in South America and Mexico.

During the quarter Mr. Charles William Reed joined the company as director and officer.  Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V., a subsidiary of Hecla Mining from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production.

Mr. Reed has a Bachelor of Science Degree, Mineralogy, University of Utah and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica (1969).

During the quarter the company appointed Alain Vachon, P.Eng.,  as Vice President exploration (South America).  He is currently Manager of Exploration, South America for Paramount Gold Mining Corp. Alain was previously Exploration Manager for Gold Hawk Resources a Canadian company dedicated to production and mining and has completed the acquisition in March 2005 for a total amount of 12 M US$ of the Tamboraque mine which hosts resources totaling 4.5 MT at 0.18 oz/t Au, 8.1 oz/t Ag, 2.8% Pb, 3.3% Zn and 0.38% Cu. From 1997 to 2001 he was Exploration Manager for Sulliden Exploration, where his work on the Mario property in 2000 led to the nomination for the prestigious “Prospector of the Year” award in Peru. Prior to these accomplishments, Mr. Vachon worked as a Senior Geologist for both Barrick Gold and the recently renamed Noranda Falconbridge.

               During the success of his past 30 years, Mr. Vachon has participated in managing all aspects of a diverse set of exploration programs, including planning, supervision of field work, preparation of technical reports (43-101), property evaluation and negotiation of option terms. He has managed and evaluated exploration and development projects, located in Canada, Peru, Zaire, Cuba and Republic Dominica focusing on gold and base metals in various geological settings.

Properties

El Tiliche Mining Concessions, Sonora, Mexico

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

Total number of samples collected 584

While the results of the recently completed program are still being studied, at least 8 areas have been identified for drill testing. A 4,000-plus meter drill program has commenced in the fall of 2006, while a second follow-up program has already been planned.  Results from the first round of drilling are expected to be announced prior to the end of 2006.

The corporation acquired Minera Jeronimo by issuing 1,455,000 restricted common shares, and must maintain the concessions in good standing. Minera Jeronimo can earn a 65% interest in the El Tiliche project by spending US$400,000 on exploration during the next 12 months.

Bailley Hills (Carlin Trend), Nevada, USA

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

Drill targets will be selected based on the compilation and evaluation of this data. A first phase drill program of approximately 15 deep drill holes is being planned and permitted for the Bailey Hills property and is expected to commence in late 2006.

A controlled source audio-magnetotelluric (CSAMT) survey was completed during the fall of 2006 over a portion of the Bailey Hills property. Objective of the survey was to detail horsts and horst boundaries prior to drill testing. The horst complex had previously been defined by gravity surveys and drilling completed in 1997 by Newmont Mining Corp. The target model is based upon the Rain mine analogy, where gold mineralization is contained in breccia at the Devils Gate Limestone (Ddg) Webb (Mw) contact. However, the gold on the contact is confined to a limited portion immediately adjacent to feeder structures. Mineralization is generally found only within 60 to 100m of the feeder. Thus, it is imperative the drill targeting be directed at the Ddg / Mw contact proximal to the feeder structure.

The CSAMT survey delineated the horst in sufficient detail as to permit drill testing for a Rain type target. A total of fifteen (15) holes are proposed with thirteen (13) to test the Devils Gate - Webb contact proximal to feeder structures and two intended to test a sub-parallel structure bounding an interpreted Eocene intrusion.

Further details regarding the CSAMT survey can be found on our website:  www.ammexgoldmining.com.

Under the terms of the option agreement,  we  can earn a 80% interest in the property from Consolidated Global Minerals Ltd. with an upfront cash payment of US$25,000; and expenditures of US$4,000,000 within a three-year period, payable as follows: US$1,000.000 in year one, US$1,500,000 in year two and US$1,500,000 in year three.  The upfront cash payment has been made.  We have also advanced $200,000 towards our first year work commitment and set aside another $277,000 for this purpose.

Ox Creek Property, Callaghan district, Nevada, USA

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

An exploration target is located on the southern extension of the poorly defined Cottonwood Spring resource of 50,000 - 75,000 ounces of gold, apparently controlled by faulting and favorable lithologies.  Our technical personnel are currently compiling a large amount of data produced by earlier exploration groups to better define additional structural, geochemical and lithological exploration targets.  We are currently conducting work planning on this property.

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

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold and silver markets have been strong since 2001, where gold and silver has increased from $268 per ounce to its current price of $624 per ounce and silver has increased from $4.58 per ounce to its current price of   $12.90 per ounce (as of  November 16, 2006).  Management believes that both the gold and silver markets will remain strong for the foreseeable future.  Management believes that for so long as gold remains above $300 per ounce, the properties under exploration remain commercially viable if geological results prove positive.

Employees

As of September 30, 2006 besides its 3 executive officers, the Company employed 5 full-time employees.  We believe that our relationship with our employees is positive and we are currently designing a stock incentive plan.

Comparison of Operating Results for the Three months ended September 30,  2006 to the Three Months Ended September 30, 2005.

Revenues and Expenses

The company has no revenues as it is currently in the pre-exploration stage.  Expenses for the three months ended September 30, 2006 were $363,577 primarily consisting of exploration expenses ($135,415), consulting fees ($60,222) and professional fees ($66,583).

Liquidity and Capital Resources

As at September 30, 2006 we had cash on hand of $929,732 to fund ongoing exploration programs.

Assets and Liabilities

We had $2,429,543  in mineral properties representing primarily the recorded cost of the El Tiliche property as at September 30, 2006 ($2,379,195).  We also had $277,645 in prepaid expenses which primarily consist of amounts to service providers.  There were no mineral properties or long term assets as at September 30, 2005.

The accounts payable and accrued liabilities as at September 30, 2006 of $143,401 consisted of amounts owing to various suppliers.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

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

Foreign Currency Translation

The Company’s former subsidiary, Oasis, translated amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.  At cash balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer  (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their  evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities,

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

Item 3.

Defaults upon senior securities.

None.

Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended September  30, 2006  to a vote of the Company’s securities holders.

Item 5. Other Information

With the decision to refocus our business plan, 57.6 million restricted shares of common stock was cancelled. This restricted block of common stock was held by our former President and Director, Boris Machula.  The cancellation of these shares was made in conjunction with Mr. Machula’s decision to resign as both the President and Director.

Item 6. Exhibits and Report on Form 8-K

The following is a summary of our Form 8-K filed during the quarter ended September 30, 2006:

July 6, 2006 – Appointment of director and officer and resignation of director and officer

The board appointed Christopher Crupi as President and CEO.  Boris Machula resigned as director and officer of the company.

August 18, 2006 – Various Events

The board appointed Charles William Reed as director and officer of the company.  The board also appointed Alain Vachon Vice President Exploration (South America).

The corporations name was changed from Reese Corporation to Ammex Gold Mining Corp.

The company acquired all of the outstanding shares of Minera Jeronimo S.A. de C.V. a Mexican corporation.  The key asset of Minera Jeronimo is the El Tiliche project in NW Sonora, Mexico.  The company issued 1,455,000 shares of common stock as consideration for the acquisition.

The company entered into an option agreement to earn an 80% interest from Consolidated Global Minerals Ltd. in the Bailley Hills property located along the Carlin Trend in Nevada.

The company entered into a letter of intent to acquire a 100% interest in the Ox Creek property near Austin, Nevada.

On July 28, 2006 the company entered into a share subscription agreement with Hexagon Capital of Hong Kong for the issuance of 750,000 common shares at a price of $2.00 per share with a full warrant exercisable at $3.50 until January 31, 2007.

As part of its corporate restructuring 57.6 million common shares held by Boris Machula (former president and director) were cancelled.

July 10, 2006 – Appointment of Skyline Communications

The company engaged Skyline Communications to provide corporate communications services for a one year term.

Exhibit No.    Description

-----------    -----------

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Ammex Gold Mining Corp.

Date:  November  16, 2006

                           By: /s/ Christopher Crupi

                               -----------------

                               Christopher Crupi,

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Crupi

Date: November  16,  2006

    -----------------

    Christopher Crupi

    CEO/ Director

SEE ACCOMPANYING NOTES