Form 10QSB
period 2006-12-31
Ammex Gold Mining Corp.
filed 2007-02-20
CIK 1273507

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  333-113296

Ammex Gold Mining Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0409895

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverley Street Ottawa, Ontario, Canada	K2P 0W5
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(613)226-7883

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

  44,454,840  shares of Common Stock, $0.001 par value as of  December 31, 2007

INDEX

 PART I. – FINANCIAL INFORMATION

 Item 1. Financial Statements

Consolidated Balance Sheets as of  December 31 , 2006  (unaudited) and  June 30, 2006 (audited)

Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three and Six Months Ended  December 31,  2006  (unaudited)

Notes to Interim Financial Statements as of  December 31, 2006  (unaudited)

 AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2006 and June 30, 2006

(Stated in US Dollars)

(Unaudited)

	December 31, 2006 (unaudited)	June 30, 2006 (audited)

ASSETS

Current Assets:

Cash	$ 201,745	$ -
Accounts Receivable	10,944	-
Prepaid Expenses	331,580	-
Current Assets of Discontinued Operations	-	334
	544,269	334

Fixed Assets – Note 6	25,355	-
	$ 569,524	$ 334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable and Accrued Liabilities	$ 288,274	$ 9,586

Stockholders’ Equity:
Common stock, $0.001 par value	42,454	102,083
Warrants	375,000	-
Additional Paid-in capital – Notes 3 and 5	3,998,376	164,697
Deficit accumulated during the exploration stage	(4,134,580)	(271,632)
Accumulated other comprehensive loss – Note 8	-	(4,400)
	281,250	(9,252)
	$ 569,524	$ 334

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six months ended December 31, 2006 and 2005 and for the period from November 20, 2002 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

	Three month period ended December 31, 2006	Six month period ended December 31, 2006	Three month period ended December31, 2005	Six month period ended December 31, 2005	November 20, 2002 (Date of Inception) to December 31, 2006

Revenue
Interest Revenue	$ 34,221	$ 34,221	$ -	$ 4	$ 34,221
Expenses
Exploration Expenses	499,311	568,468	-	-	499,311
Geologists	143,065	210,083	-	-	143,065
Advertising and Promotion	34,969	51,915	-	-	51,915
Consulting Fees	27,093	87,315	11,500	29,700	251,801
Corporate Communication	28,704	59,612	-	-	58,006
Employment Compensation	18,904	37,654	-	-	157,654
Insurance	13,308	14,610	-	-	14,610
Mineral Property costs	216,000	2,645,543	-	-	2,780,957
Amortization	739	739	-	-	739
Office and Miscellaneous	45,947	67,728	1,126	2,650	90,832
Professional	55,315	130,020	4,870	8,917	204,125
Rent	11,489	18,746	-	-	18,746
Total operating expenses	1,094,844	3,892,433	17,496	41,267	4,271,761
Loss for the period before Other Item	1,060,623	3,858,212	17,496	41,263	4,237,540
Other Item:
Gain on forgiveness of debt	-	-	-	-	102,960
Net Loss for the period from continuing operations	1,060,623	3,858,212	17,496	41,263	4,134,580
Discontinued operations – Schedule 1	-	-	-	-	(4,400)
Net Loss for the period	1,060,623	3,858,212	17,496	41,263	4,138,980
Other comprehensive loss – discontinued operations – Schedule 1	-	-	41	2,159	4,400
Comprehensive loss for the period	$ 1,060,623	$ 3,858,212	$ 17,537	$ 43,422	$ 4,134,580
Basic and diluted loss per share
Weighted average number of shares outstanding

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2006 and 2005 and

for the period from November 20, 2002 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

	Three Months ended December 31, 2006	Six Months ended December 31, 2006	Three Months ended December 31, 2005	Six Months ended December 31, 2005	November 20, 2002 (Date of Inception to December 31, 2006

Cash Flows from Operating Activities
Net Loss for the period	$ (1,060,623)	$(3,858,212)	$ (17,496)	$ (41,263)	$ (4,134,580)
Add (deduct) non-cash items:
Depreciation	739	739	-	-	739
Shares issued for prepaid expenses	19,008	19,008	10,000	20,000	141,008
Shares issued for services	21,492	112,486	-	-	112,458
Management Fees	-	-	-	-	120,000
Mineral Properties	-	2,371,650	-	-	2,371,650
Gain on forgiveness of debt	-	-	-	-	(102,960)
Subscription receivable	-	(242,303)	-	-	(242,303)
Accounts receivable	231,359	231,359	-	-	231,359
Prepaid expenses	(53,935)	(185,576)	-	-	(185,576)
Accounts payable and accrued liabilities	140,067	278,688	(4,116)	(3,001)	288,274
	(701,893)	(1,272,161)	$ (11,612)	(24,264)	(1,399,901)
Cash Flows from Financing Activities
Capital stock issued	-	1,500,000		-	1,524,780
Purchase of equipment	(26,094)	(26,094)	-	-	(26,094)
Advances from related parties	-	-	8,913	21,555	102,960
	(26,094)	1,473,906	8,913	21,555	1,601,646
Increase (decrease) in cash from continuing operations	(727,987)	201,745	(2,699)	(1,884)	201,745
Effect of foreign currency translation	-	-	(81)	(2,159)
Decrease in cash from discontinued operations	-	-	-	-	-
Increase (decrease) in cash during the period	(727,987)	201,745	(2,780)	(4,868)	-
Cash, beginning of the period	929,732	-	4,091	6,179	201,745
Cash, end of the period	$ 201,745	$201,745	$ 1,311	$ 1,311	$ 201,745

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital and Warrants	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	106,200,000	106,200	(73,950)	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	4,530
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	106,381,200	106,381	(29,601)	(128,282)	(603)	(52,105)
Contributed services – Note 4	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	(83,763)	-	(83,763)

Balance, June 30, 2005	106,381,200	106,381	399	(212,045)	(2,308)	(107,573)

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

AMMEX GOLD MINING CORP.

Continued

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital and Warrants	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders Deficiency

Issued for services – Notes 5 and 8	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury – Note 8	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services – Note 5	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net income for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)
Issued for services - at $1.63	145,000	145	236,755	-		236,900
Issued for acquisition of subsidiary - at $1.63	1,455,000	1,455	2,370,195	-		2,371,650
Issued for cash – private placement - at $2.00	750,000	750	1,499,250	-		1,500,000
Cancellation of shares	(62,054,000)	(62,054)	62,054	-		-
Net loss for the period	-	-	-	(2,802,325)	4,400	(2,797,925)

Balance, September 30, 2006	42,379,840	42,379	4,332,951	(3,073,957)	-	1,301,373

Issued for services	75,000	75	40,425	-		40,500
Net loss for the period	-	-	-	(1,060,623)	-	(1,060,623)
Balance, December 31, 2006	42,454,840	$ 42,454	$ 4,373,376	$ (4,134,580)	-	$ 281,250

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

AMMEX GOLD MINING CORP.

Schedule 1

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF OASIS WIRELESS INC.

for the three months ended December 31, 2006 and 2005 and

for the period from November 20, 2002 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	December 31		December 31,
	2006	2005	2006

Revenue
Contract income	$ -	$ -	$ 1,027

Expenses
Amortization	-	-	1,250
Consulting fees	-	-	19,177
Office and miscellaneous	-	-	9,642

	-	-	(30,069)

Loss before the following	-		(29,042)

Loss on disposal of equipment	-	-	(676)
Gain on forgiveness of debt	-	-	34,452
Write-off of receivables	-	-	(334)

Net loss for the period	-	-	4,400

Other comprehensive loss – foreign exchange	-	-	(4,400)

Comprehensive loss for the period	$ -	$ -	$ -

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Note 2

Principal Accounting Policies

The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America.  The principal accounting policies followed by the Company are as follows:

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets including cash approximate carrying value due to the short-term maturity of the instruments.

Long Term Assets

Office Furniture and Equipment

Office furniture and Equipment are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate between 20% and 30% per annum.  In the year of acquisition only one half year of amortization is taken.

Note 3

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

Note 4

Related Party Transactions – Note 10

The Company incurred the following expenses in respect to directors of the Company:

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Consulting fees	$ -	$ 11,500	$ 175,339
Employment compensation	18,904	-	157,654
Mineral properties - geological fees	19,600	-	29,915
Rent	11,489	-	18,476

	$ 49,993	$ 11,500	$ 381,384

During the three months period ended December 31, 2006, a Company’s director contributed consulting services having a fair value of $Nil (2005: $11,500).

Included in accounts payable at December 31, 2006 is $37,654 (June 30, 2006: $Nil) due to directors of the Company for unpaid fees.

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

a)

During the six months ended December 31, 2006 the company acquired Minera Jeronimo S.A. de V.C. for 1,455,000 common shares at $1.63 per share for consideration of $2,371,650.

b)

During the three months ended December 31, 2006, the Company issued 75,000 common shares valued at $40,500 for services.  At December 31, 2006, $21,492  has been charged to expenses and $19,008 has been included in prepaid expenses.

Note 6

Fixed Assets

Cost Opening Balance	Additions	Accumulated Depreciation	Net Book Value at December 31, 2006

$ -	$ 26,094	$ 739	$ 25,355

Note 7

Share Capital

a)

On July 28, 2006, the Company entered into a private placement share subscription agreement for the issuance of 750,000 shares of restricted common stock at $2.00 per share and 750,000 share purchase warrants.  The warrants are exercisable into one common share for each warrant held at $3.50 per warrant until January 31, 2007.

b)

During the six months ended December 31, 2006, the Company cancelled and returned to treasury 57,600,000 restricted common shares held by a former director of the Company and 4,454,000 common shares held by a shareholder of the Company, all for no consideration.

c)

During the three months ended December 31, 2006, the Company issued 75,000 common shares valued at $40,500 pursuant to agreements for various parties to perform services for the Company.  At December 31, 2006, $19,008 is included in prepaid expenses.

Note 7

Share Capital (cont’d)

d)

Subsequent to December 31, 2006, the Company issued 190,000 common shares for services.

Note 8

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

Note 8

Mineral Properties – (cont’d)

These expenditures include minimum advance royalties of US$30,000 per year due on October 20th of each year.

This agreement is subject to a 3% NSR upon commencement of commercial production.  The Company has the right to purchase each 1% of the NSR for $1,000,000.

Note 9

Commitments

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2007	$ 21,725
2008	25,831
2009	28,157
2010	2,362

$ 78,075

By letter agreements dated July 10, 2006, the Company engaged three consultants to provide investor relations services to the Company in consideration for a total of $5,000 per month for three months and 150,000 common shares.  As at December 31, 2006, there was no consideration paid.

Note 10

Discontinued Operations

By a special resolution of the shareholders of the Company dated December 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006, was amount receivable totaling $334 this asset was written-off in the period ended September 30, 2006. Also on the books of Oasis was accumulated deficit totaling $4,734 and accumulated other comprehensive loss of $4,400.

The consolidated balance sheet includes the following amounts related to the discontinued operations of the subsidiary:

	December 31,	June 30,
Balance Sheet	2006	2006

Amounts receivable	$ -	$ 334

Total assets	$ -	$ 334

Accumulated deficit	$ -	$ 4,734
Other comprehensive losses	-	(4,400)

	$ -	$ 334

Note 10

Discontinued Operations – (cont’d)

Cash flows from discontinued operations are as follows:

			November 20,
			2002 (Date of
			Inception) to
	December 31,		December 31,
	2006	2005	2006

Cash flows used in operating activities
Loss from discontinued operations	$ -	$ -	$ -
Write-off of accounts receivable	-	-	-
Amortization	-	-	1,250
Loss on disposal of equipment	-	-	676
Gain a forgiveness of debt	-	-	(34,452)

Changes in non-cash working capital items related to operations:
Accounts payable	-	-	-
Due to related party	-	-	-

Cash provided by operating activities	-	-	(32,526)

Cash flows from (used in) investing activities
Purchase of equipment	-	-	(3,188)
Proceeds from disposal of equipment	-	-	1,262

	-	-	(1,926)

Cash flows from financing activity
due to related party	-	-	34,452

Foreign currency translation adjustment	-	-	-

Increase (decrease) in cash from discontinued operations prior to disposal	$ -	$ -	$ -

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

Background

Ammex Gold Mining Corp. ("Ammex” “the company” “the corporation” "we" or "us") is an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on any property we own or may acquire.  Any further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made.

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

While the results of the recently completed program are still being studied, at least 8 areas have been identified for drill testing. A 4,000-plus meter drill program commenced in the fall of 2006.  Results are currently being analyzed.

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

The Company completed the first drill hole at drill site (P7) at their Bailey Hills project and intersected the Devils Gate formation at a depth of 980 feet, which is very close to that predicted by the CSAMT study, ending at a total depth of 1260 feet.  Drilling is ongoing and is currently at a depth of 970 feet at hole #2, drill site (P1).  A 10,000 feet RC drill program commenced in December 2006 to test the targeted zones.

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

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold markets have been strong since 2001, where gold has increased from of $624 per ounce and silver has increased from $4.58 per ounce to its current $668.  Management believes that both the gold for the foreseeable future.  Management believes that for so long as gold remains above $300 per ounce, the properties under exploration remain commercially viable if geological results prove positive.

Employees

As of  December 31,  2006 besides its 3 executive officers, the Company employed 5 full-time employees.  We believe that our relationship with our employees is positive.

Comparison of Operating Results for the Three and Six Months December 31, 2006  to the Three  and Six Months  Ended  December 31, 2006.

Revenues and Expenses

The Company has $34,221 in interest revenue for the three and six month period ended December 31, 2006 representing interest on surplus cash balances.

Exploration expenses for the three and six month periods ended December 31, 2006 are approximately $499,000 and $568,468 respectively and represent drilling and other expenses on the El Tiliche and Bailey Hills projects.  Geologists fees and expenses for the periods also relate to the El Tiliche and Bailey Hills projects.

Liquidity and Capital Resources

As at December 31, 2006 the Company had cash on hand of $201,745 sufficient to fund ongoing operations for some time.  The Company has started initiatives to raise funds by way of private placement financing by mid 2007.

Assets and Liabilities

Fixed assets are primarily comprised of office equipment.  Prepaid expenses in the amount of $306,580 are for services to be rendered including drilling contractors and professional services.

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

None

 Item 3.

Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended  December 31, 2006  to a vote of the Company’s securities holders.

 Item 5. Other Information

Not applicable

 Item 6. Exhibits and Report on Form 8-K

There were no reports filed on  Form 8-K  during the quarter ended December 31, 2006.

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

                           Ammex Gold Mining Corp.

Date:  February 16,  2007

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

By: /s/ Christopher Crupi

Date:  February 16, 2007

    -----------------

    Christopher Crupi

    CEO/ Director

By: /s/ Charles William Reed

Date:  February 16, 2007

    -----------------

    Charles William Reed

    Director