Form 10QSB
period 2007-03-31
Ammex Gold Mining Corp.
filed 2007-05-21
CIK 1273507

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

  46,644,840  shares of Common Stock, $0.001 par value as of  April 30, 2007

INDEX

 PART I. – FINANCIAL INFORMATION

 Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2007 (unaudited) and  June 30, 2006 (audited)

Consolidated Statement of Operations for the Three and Nine Months Ended March 31, 2007  (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2007 (unaudited)

Notes to Interim Financial Statements as of March 31, 2007 (unaudited)

 AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2007 and June 30, 2006

(Stated in US Dollars)

(Unaudited)

	March 31, 2007 (unaudited)	June 30, 2006 (audited)

ASSETS

Current Assets:

Cash	$ 97,893	$ -
Prepaid Expenses	185,684	-
Current Assets of Discontinued Operations	-	334
	283,577	334

Fixed Assets	23,893	-
	$ 307,470	$ 334

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts Payable and Accrued Liabilities	$ 283,493	$ 9,586

Long Term Liabilities:

Demand Note	$ 100,000	$ -

Capital Stock:
Common stock, $0.001 par value	42,644	102,083
Warrants	375,000	-
Additional Paid-in capital – Notes 3 and 5	4,074,936	164,697
Deficit accumulated during the exploration stage	(4,568,601)	(271,632)
Accumulated other comprehensive loss – Note 8	-	(4,400)
	(76,021)	(9,252)
	$ 307,470	$ 334

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine months ended March 31, 2007 and 2006 and the period from November 20, 2002 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31, 2007	Nine months ended March 31, 2007	Three months ended March 31, 2006	Nine months ended March 31, 2006	November 20, 2002 (Date of Inception) to March 31, 2007
Revenue
Interest Revenue	$ 160	$ 2,518	$ -	$ -	$ 3,546
Expenses
Exploration Expenses	270,018	827,567	-	-	827,567
Geologists	35,289	245,373	-	-	245,373
Advertising and Promotion	1,005	52,920	-	-	52,920
Consulting Fees	3,083	90,398	10,001	39,737	206,445
Corporate Communication	22,089	81,701	-	-	86,909
Employment Compensation	18,493	56,147	-	-	176,147
Insurance	13,867	28,477	-	-	28,477
Mineral Property costs	-	2,645,543	-	-	2,645,543
Amortization	1,464	2,203	-	-	3,453
Office and Miscellaneous	34,934	50,806	1,764	4,374	114,303
Professional	15,835	170,854	5,117	14,034	244,872
Rent	10,812	25,059	-	-	25,059
Travel and Lodging	573	8,400	-	-	8,400
Interest and Service charges	6,719	9,639	-	-	9,639
Total operating expenses	434,181	4,295,087	16,882	58,145	4,675,107
Loss for the period	434,021	4,292,569	16,882	58,145	4,671,561
Discontinued operations – Schedule 1	-	-	(2,241)	(4,400)	(4,400)
Net Loss for the period	434,021	4,292,569	19,123	62,545	4,675,961
Other comprehensive loss – discontinued operations – Schedule 1	-	-	2,241	4,400	4,400
Comprehensive loss for the period	$ 434,021	$ 4,292,569	$ 16,882	$ 58,145	$ 4,671,561
Basic and diluted loss per share	$ 0.01	$ 0.10	$ 0.00	$ 0.00
Weighted average number of shares outstanding	42,642,507	42,208,070	53,190,600	53,190,600

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended March 31, 2007 and 2006 and

for the period from November 20, 2002 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

	Nine Months ended March 31, 2007	Nine Months ended March 31, 2006	November 20, 2002 (Date of Inception to March 31, 2007

Cash Flows from Operating Activities
Net Loss for the period	$ (4,292,569)	$ (58,145)	$ (4,671,561)
Add (deduct) non-cash items:
Consulting fees	168,466	30,000	556,613
Management fees	-	-	120,000
Loss on disposal of assets	-	-	(676)
Depreciation	2,203	-	2,203
Gain on forgiveness of debt	-	-	(137,412)
Mineral Properties	2,371,650	-	2,371,650
Changes in non-cash working capital items
Accounts receivable	334	(321)	-
Prepaid expenses	-	-	(80,463)
Demand Note	100,000	-	100,000
Accounts payable and accrued liabilities	273,903	(5,800)	283,494
	(1,376,013)	(34,266)	(1,456,152)
Cash Flows from Financing Activities
Capital stock issued	1,500,000	-	1,524,780
Purchase of equipment	(26,094)	-	(26,094)
Advances from related parties	-	31,357	-
	1,473,906	31,357	1,498,686
Effect of Foreign Currency Translation		(1,954)
Increase (decrease) in cash from continuing operations	97,893	(4,863)	42,534
Decrease in cash from discontinued operations	-	-	-
Increase (decrease) in cash during the period	97,893	(4,863)	-
Cash, beginning of the period	-	6,179	55,359
Cash, end of the period	$ 97,893	$ 1,316	$ 97,893

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to March 31, 2007

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

AMMEX GOLD MINING CORP.

Continued

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital and Warrants	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders Deficiency

Issued for services – Note 4	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury – Note 7	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net income for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)
Issued for services - at $1.63	145,000	145	236,755	-		236,900
Issued for acquisition of subsidiary - at $1.63	1,455,000	1,455	2,370,195	-		2,371,650
Issued for cash – private placement - at $2.00	750,000	750	1,499,250	-		1,500,000
Cancellation of shares	(62,054,000)	(62,054)	62,054	-		-
Net loss for the period	-	-	-	(2,802,325)	4,400	(2,797,925)

Balance, September 30, 2006	42,379,840	42,379	4,332,951	(3,073,957)	-	1,301,373

Issued for services	75,000	75	40,425	-		40,500
Net loss for the period	-	-	-	(1,060,623)	-	(1,060,623)
Balance, December 31, 2006	42,454,840	$ 42,454	$ 4,373,376	$ (4,134,580)	-	$ 281,580
Issued for services – Note 7	190,000	190	76,560	-		76,750
Net loss for the period	-	-	-	(434,021)	-	(434,021)
Balance, March 31, 2007	42,644,840	$ 42,644	$ 4,449,936	$ (4,568,601)	-	$ (76,021)

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

Schedule 1

(An Exploration Stage Mining Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF OASIS WIRELESS INC.

for the three months ended March 31, 2007 and 2006 and

for the period from November 20, 2002 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	March 31		March 31,
	2007	2006	2007

Revenue
Contract income	$ -	$ -	$ 1,027

Expenses
Amortization	-	-	1,250
Consulting fees	-	-	19,177
Office and miscellaneous	-	-	9,642

	-	-	(30,069)

Loss before the following	-		(29,042)

Loss on disposal of equipment	-	-	(676)
Gain on forgiveness of debt	-	-	34,452
Write-off of receivables	-	-	(334)

Net loss for the period	-	-	4,400

Other comprehensive loss – foreign exchange	-	-	(4,400)

Comprehensive loss for the period	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration and development of silver, gold and precious metal properties.  The Consolidated financial statements of Ammex Gold Mining Corp. include the accounts of its wholly owned subsidiary.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and the consolidated results of operations and consolidated statements of cash flows for the three months ended March 31, 2007.  The results of operations for the three months and nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Fixed Assets

Fixed Assets are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate between 20% and 30% per annum.

Mineral Property Exploration Costs

The company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

SEE ACCOMPANYING NOTES

Note 2

Principal Accounting Policies (Continued)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely that not.  The company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future year; and accordingly is offset by a valuation allowance.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Translation gains and losses that arise from exchange rates fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions in foreign currency are translated into U.S dollars as follows:

-

Monetary items at the rate prevailing at the balance sheet date;

-

Non-monetary items at the historical exchange rate;

-

Revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

Asset Retirement Obligation

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted-risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company’s mineral exploration. Accordingly, no liability has been recorded.

Note 2

Principal Accounting Policies (Continued)

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary form region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not anticipate any material capital expenditures for environmental control facilities.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Note 3

Business Combination

By a conditional sale purchase contract dated July 25, 2006, the Company acquired 100% of Minera Jeronimo S.A. de C.V. (“Jeronimo”), a Mexican corporation, by the issuance of 1,455,000 restricted common shares at $1.63 per share for a total consideration of $2,371,650.  Jeronimo has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.  The acquisition was accounted for by the purchase method, however, there were no identifiable assets acquired other than the rights to six mining concessions in Mexico.

Note 4

Related Party Transactions – Note 10

The Company incurred the following expenses in respect to directors of the Company:

			November 20,
			2002 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2006

Consulting fees	$ -	$ 10,000	$ 175,339
Employment compensation	18,493	-	176,147
Mineral properties - geological fees	-	-	29,915
Rent	11,489	-	29,965

	$ 29,982	$ 10,000	$ 411,366

During the three months period ended March 31, 2007, a Company’s director contributed consulting services having a fair value of $Nil (2006: $10,000).

Included in accounts payable at March 31, 2007 is $56,147 (June 30, 2006: $Nil) due to directors of the Company for unpaid fees.

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

a)

During the nine months ended March 31, 2007 the company acquired Minera Jeronimo S.A. de C.V. for 1,455,000 common shares at $1.63 per share for consideration of $2,371,650.

b)

During the three months ended March 31, 2007, the Company issued 190,000 common shares valued at $76,750 for services.  At March 31, 2007, $16,094 has been charged to expenses and $60,656 has been included in prepaid expenses.

SEE ACCOMPANYING NOTES

Note 6

Fixed Assets

Cost Opening Balance	Additions	Accumulated Depreciation	Net Book Value at March 31, 2007

$ -	$ 26,093	2,203	$ 23,892

Note 7

Share Capital

a)

On July 28, 2006, the Company entered into a private placement share subscription agreement for the issuance of 750,000 shares of restricted common stock at $2.00 per share and 750,000 share purchase warrants.  The warrants are exercisable into one common share for each warrant held at $3.50 per warrant until January 31, 2007.

b)

During the nine months ended March 31, 2007, the Company cancelled and returned to treasury 57,600,000 restricted common shares held by a former director of the Company and 4,454,000 common shares held by a shareholder of the Company, all for no consideration.

c)

During the three months ended March 31, 2007, the Company issued 190,000 common shares valued at $76,750 pursuant to agreements for various parties to perform services for the Company.  At March 31, 2007, $60,656 is included in prepaid expenses.

d)

Subsequent to March 31, 2007, the Company issued 75,000 common shares for services.

SEE ACCOMPANYING NOTES

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

b)

Jeronimo, Mexico

The Company’s subsidiary, Minera Jeronimo S.A. de C.V.  has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.

SEE ACCOMPANYING NOTES

Note 8

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

SEE ACCOMPANYING NOTES

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

The consolidated balance sheet includes the following amounts related to the discontinued operations of the subsidiary:

	March 31,	June 30,
Balance Sheet	2007	2006

Amounts receivable	$ -	$ 334

Total assets	$ -	$ 334

Accumulated deficit	$ -	$ 4,734
Other comprehensive losses	-	(4,400)

	$ -	$ 334

SEE ACCOMPANYING NOTES

Note 10

Discontinued Operations – (cont’d)

Cash flows from discontinued operations are as follows:

			November 20,
			2002 (Date of
			Inception) to
	March 31,		December 31,
	2007	2006	2007

Cash flows used in operating activities
Loss from discontinued operations	$ -	$ -	$ -
Write-off of accounts receivable	-	-	-
Amortization	-	-	1,250
Loss on disposal of equipment	-	-	676
Gain a forgiveness of debt	-	-	(34,452)

Changes in non-cash working capital items related to operations:
Accounts payable	-	-	-
Due to related party	-	-	-

Cash provided by operating activities	-	-	(32,526)

Cash flows from (used in) investing activities
Purchase of equipment	-	-	(3,188)
Proceeds from disposal of equipment	-	-	1,262

	-	-	(1,926)

Cash flows from financing activity
due to related party	-	-	34,452

Foreign currency translation adjustment	-	-	-

Increase (decrease) in cash from discontinued operations prior to disposal	$ -	$ -	$ -

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

Intrusive and volcanic rocks of Jurassic age outcrop over a wide area in numerous low hills that are separated by areas of thin alluvial cover, and mineralized zones often project under this alluvial cover. During the recently completed detailed reconnaissance of the area, 584 rock chip samples were collected and sent to ALS Chemex Laboratories for analysis.  The results of the sampling program are summarized below:

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

Total number of samples collected 584

During the quarter we reported the first set of drill results from the project.  The drill program tested multiple targets and the results represent approximately 4,200 meters of the 5,427 meter reverse-circulation drill program in 46 holes completed to date.   Drill highlights are as follows:

In the La Muralla area drill holes TRC-001 to TRC-004 and TRC-011, TRC-012 hit anomalous gold values with low grade silver over intersects of one to eight meters.  The best intersect was 1 meter in TRC-002 from 60 to 61 meters that intersected 0.36 g/t gold with 39.2 g/t silver.

Drill holes in the Karina area had no significant intersects.

In the La Cima area 3 drill holes TRC-013 to TRC-015 intersected anomalous gold values and low grade silver over lengths of 1 to 5 meters.

In the Hawaii area, 6 drill holes TRC-016 to TRC-018, TRC-030, TRC-032, TRC-033 contained several intersects of anomalous gold values and low grade silver over lengths of 1 to 21 meters.  The best intersect was 2 meters in TRC-016 from 54 to 56 meters that intersected 1.81 g/t gold with 34.2 g/t silver.

In the Karla area 3 drill holes TRC-019 to TRC-021 intersected anomalous gold values and low grade silver over lengths of 1 meter.  The best intersect was 1 meter in TRC-020 from 12 to 13 meters that intersected 2.34 g/t gold with 0.2 g/t silver.

In the Tiliche area 4 drill holes TRC-022 to TRC-026 intersected anomalous gold values and low grade silver over lengths of 1 to 5 meters.  The best intersect was 1 meter in TRC-024 from 80 to 81 meters that intersected 1.42 g/t gold with 0.1 g/t silver.

In the Las Compana assays are complete for 1 drill hole, TRC-028.  This hole had several intersects of anomalous gold values and low grade silver over lengths of 1 to 9 meters.  The best intersects were:

3 meters from 53 to 56 meters of 1.32 g/t gold with 0.9 g/t silver; and
1 meter from 115 to 116 meters of 1.56 g/t gold with 0.3 g/t silver.

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

During the quarter, drilling commenced at the project.  The first drill hole at drill site (P7) at their Bailey Hills project, located 35 miles SE of Carlin, Nevada, intersected the Devils Gate formation at a depth of 980 feet, which is very close to that predicted by the CSAMT study, ending at a total depth of 1260 feet.  Drilling is ongoing and is currently at a depth of 970 feet at hole #2 at drill site (P1).

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

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold and silver markets have been strong since 2001, where gold and silver has increased from $268 per ounce to its current price of $657 per ounce and silver has increased from $4.58 per ounce to its current price of $12.84 per ounce.  Management believes that both the gold and silver markets will remain strong for the foreseeable future.  Management believes that for so long as gold remains above $300 per ounce, the properties under exploration remain commercially viable if geological results prove positive.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2007 to the Three and Nine Months Ended  March 31, 2006.

Revenues and Expenses

As the Company is at the exploration stage there are no revenues during the quarter.

During the three and nine months ended March 31, 2007 exploration expenses were $270,018 and $827,567 respectively.  There were no exploration expenditures in the comparable periods in 2006.  Geologist expenses were $35,289 and $245,373 during the three and nine months ended March 31, 2007 respectively.  Mineral property costs were $nil and $2,645,543 in the three and nine months ended March 31, 2007.  Mineral costs represent the acquisition of El Tiliche properties.

Liquidity and Capital Resources

Net working capital as at March 31, 2007 is $84.  We are currently considering financing options including the private placement of common stock.

Assets and Liabilities

Current assets are $283,577 and current liabilities are $283,493 as at March 31, 2007.  The Demand Note will be converted to equity subsequent to period end.

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

Exploration Stage Company

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

None.

Item 3.

Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended March 31, 2007  to a vote of the Company’s securities holders.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

There were two reports filed on Form 8-K during the quarter ended March 31, 2007 regarding the appointment of auditors.

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

Date:  May 21, 2007

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

By: /s/ Christopher Crupi

Date:

May 21, 2007

 -----------------

 Christopher Crupi

 CEO/ Director

By: /s/ Charles William Reed

Date:

May 21, 2007

 -----------------

 Charles William Reed

 Director

SEE ACCOMPANYING NOTES