Form 10KSB
period 2007-06-30
Ammex Gold Mining Corp.
filed 2007-09-28
CIK 1273507

United States

Securities and Exchange Commission

Washington, D.C. 20549

  ----------------------------------------------------------------------------------------------------------------------------------

      Form 10-KSB

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934

          For the Fiscal Year Ended June 30, 2007

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from_________to__________

Commission File Number 333-113296

           ----------------------------------------------------

Ammex Gold Mining Corp.

------------------------------------------------------

 (Exact Name of Registrant as Specified in its Charter)

             Nevada

98-0409895

  -----------------------------------------------------

-----------------------------------------------------

  (State or other jurisdiction of Incorporation)

        (Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No (X)

State issuer's revenues for its most recent fiscal year.  $2,631

Of  the  45,739,203 shares  of  voting  stock  of  the  registrant  issued  and outstanding as of  August 31, 2007,  40,302,203 shares  were  held  by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on September 26,  2007 was approximately $9,672,528  (based on a closing price of $0.24 per share).

PART I.

           ThisForm 10-KSB contains "forward-looking statements" relating to AmMex Gold Mining Corp. ("AmMex”” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

 Item 1.  Description of Business.

Background

We were incorporated on November 20, 2002 under the laws of the state of Nevada.  Our initial focus was to                         develop high speed wireless internet access to the public via public hot spots. A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues.  We were not successful in launching this business and we terminated this business in early 2006.  In June 2006, Christopher Crupi was hired as our new president and chief executive officer and Boris Machula, our former president, tendered his resignation.   With the appointment of Mr. Crupi, management made the decision to refocus the Company’s business operations on  precious metal exploration,  primarily gold and silver in North America.  On August 18, 2006, we amended our certificate of incorporation with the state of Nevada to change our name to Ammex Gold Mining Corp.  We believe that the name change more accurately reflects our new corporate direction.

Also, in connection with the appointment of Christopher  Crupi and our decision to change our business plan, 57.6 million restricted shares of common stock were cancelled. This restricted block of common stock was held by our former President, Boris Machula.  The cancellation of these shares was made in conjunction with Mr. Machula’s decision to resign as both the President and Director.

Ammex Gold Mining Corp. ("Ammex”  "we" or "us") is an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on any property we own or may acquire.  Any further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made.

Exploration Stage Company

We are an exploratory stage  company engaged in the search for gold and other precious metal deposits primarily in Nevada and Mexico.   As of the date of this report, we have not established that mineral reserves exist on any of our properties of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

We  expense all costs related to the maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves.   To date,  we have not established the commercial feasibility of our  exploration prospects; therefore, all exploration costs are being expensed.    When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations. If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.

Properties

Minera Jeronimo:

On July 25, 2006 the corporation acquired 100% of Minera Jeronimo S.A. de C.V.  We  acquired Minera Jeronimo by issuing 1,455,000 restricted common shares,  valued at $1.63 per share for a total consideration of $2,371,650.  We  must maintain the concessions in good standing. Minera Jeronimo  has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.

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

Intrusive and volcanic rocks of Jurassic age outcrop over a wide area in numerous low hills that are separated by areas of thin alluvial cover, and mineralized zones often project under this alluvial cover. During the recently completed detailed reconnaissance of the area, 584 rock chip samples were collected and sent to ALS Chemex Laboratories for analysis.  Based on this analysis, we began a 4,000-plus meter drill program.

Drilling results to date have not been promising and we have decided to focus our attention on the Bailey Hills project described below.

Bailey Hills Property (Elko Nevada):

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

Under the terms of the option agreement,  we  can earn a 80% interest in the property from Consolidated Global Minerals Ltd. with an upfront cash payment of US$25,000; and expenditures of US$4,000,000 within a three-year period, payable as follows: US$1,000.000 on or before August 1, 2008, $1,500,000 on or before August 1, 2009 and $1,500,000 on or before August 1, 2010.    The upfront cash payment has been made.  We have also advanced $200,000 towards our first year work commitment.  The expenditures include minimum advance royalties of $30,000 per year due on October 20th of each year.  The agreement is subject to a 3% NSR upon commencement of commercial production.  We have the right to purchase 1% of the NSR for $1 million.  In August  2007 the Company amended its Bailley Hills agreement dated August1, 2006. The amendment has been made to the period in which the company must meet its $4,000,000 expenditures, from a three-year period to a four-year period.

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

A substantial database of geological, geochemical and geophysical data has been obtained for the project from previous operators. Results from surface exploration, geophysics and initial drilling compare well with the lithology, geochemistry and structure of several known mines on the Carlin Trend. A CSAMT (resistivity) geophysical survey has been completed and based on the results of the CSAMT we began a first phase drill program of approximately 12 deep drill holes.

Callaghan Property (Austin, Nevada):

On July 17, 2006 we signed a Letter of Intent to acquire a 100% interest in 29 claims, located 13 miles northeast of Austin, Nevada (Callaghan Property).  Pursuant to this Letter of Intent, we must make a minimum advance royalty payment totaling $145,141 over a six year period and $35,000 every year thereafter.  We have made a total of $20,141 in payments to date.  (See Note 9 of our Financial Statement.)   The property consists of 29 claims covering approximately 560 acres, where surface samples have shown gold grades of up to 31 grams per tonne over a width of 3 feet. Geologically, it is located within and adjacent to the Callaghan Mountain structural window through the Roberts Mountains Thrust, in an area of strong hydrothermal alteration and highly anomalous geochemistry. These are associated with high angle faulting as well as the low angle thrust zones.

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

The term of the contract is 25 years and renewable for another 25 years.  Subsequent to year end the Company terminated its option on this property.

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

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold and silver markets have been strong since 2001, where gold and silver has increased from $268 per ounce to its current price of approximately $730 per ounce and silver has increased from $4.58 per ounce to its current price of approximately  $13.50  per ounce (as of  September 25, 2006).  Management believes that both the gold and silver markets will remain strong for the foreseeable future.  Management believes that for so long as gold remains above $300 per ounce, the properties under exploration remain commercially viable if geological results prove positive.

Employees

As of August 31, 2007 besides its 3 executive officers, the Company employed 2 full-time employees.  We believe that our relationship with our employees is positive and we are currently designing a stock incentive plan.

Item 1a. Risk Factors

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

There may be insufficient mineral reserves to develop the property and our estimates may be inaccurate .

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

Because of the speculative nature of exploration for gold and other precious metals.   there is substantial risk that our business will fail.

The search for gold and other precious metals as a business is extremely risky. We cannot provide any assurances that the gold mining interests that we acquired will contain commercially exploitable reserves of gold or other precious metals.  Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of gold.

The gold market is a volatile market, will have a direct impact on the Company's revenues and profits and will probably affect whether the Company will be able to succeed.

The current price of an ounce of gold on September 25, 2007 was approximately $730  per ounce. The price of gold has increased over the past few years. This has contributed to the renewed interest in gold mining and companies engaged in that business, including the exploration for gold. However, in the event that the price of gold falls, the interest in the gold mining industry may decline and the value of the Company's business could be adversely affected. Further, although it is anticipated that gold mining costs outside of the United States and Canada will be appreciably lower,  no assurances can be given that the situation will remain, or that gold will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of gold resources. Such conditions have resulted in period of excess supply of and reduced demand for gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for gold. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  We cannot predict what the market for gold will be in the future.

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

The Company will have to hire key employees and consultants knowledgeable in operating exploratory and drilling activities.  There can be no assurance that we will be able to locate qualified employees or consultants and if located, there can be no assurance that we will have sufficient funds to pay for their services. In addition, both Mr. Reed and Mr.  Crupi do not devote a majority of their time to the operations of the Company.  There can be no assurance that either Mr. Crupi or Mr. Reed  will be able  to commit sufficient time to our operations.

Our executive officers serve as executive officers of another mining company.

Both Mr. Crupi and Mr. Reed also serve as executive officers of Paramount Gold and Silver Corp, an exploratory stage mining company.  Our executive officers may be presented with business opportunities suitable for either entity.   No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

·

greater financial and technical resources;

·

longer operating histories and greater experience in mining;

·

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

We incurred significant losses in 2006 and 2007 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

We have no reserves, no mining operations, and no income

We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity on any property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

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

We have incurred net losses since our inception, and do not expect to generate revenues from mining operations in the foreseeable future. We have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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

We expect to issue additional common shares in the future which would dilute the outstanding shares .

The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

Growth of our businesses is substantially dependent upon our ability to attract, develop and retain qualified and skilled mining  professionals .

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

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability .

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters .

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

 Item 2.  Description of Properties.

Our corporate headquarters are located at 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 750 square feet .  Our monthlly rent is $700   Our current lease runs through to July 31, 2010.  A director of the company is also a director of the corporation which owns the leased premises.  The office facilities meet our current needs and our current monthly rent is equivalent to the monthly rent we would be required to pay for similar office space.

 Item 3.  Legal Proceedings

None.

 Item 4.  Submission of Matters to a Vote of the Security Holders.

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

The high and low bid price for those periods in which quotes are available is set forth below:

2007

HIGH

LOW

First Quarter

$0.63

$0.31

Second Quarter

$0.52

$0.35

Third Quarter (through  September 25 )

$0.52

$0.24

2006

First Quarter

$nil

$nil

Second Quarter

$nil

$nil

Third Quarter

$1.92

$0.04

Fourth Quarter

$0.72

$0.32

2005

First Quarter

$nil

$nil

Second Quarter

$nil

$nil

Third Quarter

$nil

$nil

Fourth Quarter

$nil

$nil

  B.   Holders

As of  August 31, 2007 there were  132 shareholders  of record of our Common Stock.

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

  D.   Equity Compensation Plans

2007/08 Stock INCENTIVE AND COMPENSATION PLAN

We have approved  the  2007/08 Stock Incentive and Compensation Plan n (the “Plan”). The purpose of the Plan is to enhance the profitability and value of  the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

Awards

Pursuant to the Plan, the Company may issue non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“Incentive Stock Options”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“Stock Appreciation Rights”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

All employees of and consultants to the Company and its affiliates are eligible to be granted Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and Registered Stock. All employees and directors of the Company and its affiliates are eligible to be granted Incentive Stock Options.

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 6,000,000 shares of Common Stock .  Pursuant to the Plan, we have issued 500,000 shares to each of Charles Reed and Christopher Crupi and 250,000 shares to Lucie Letellier, CFO (1,500,000 shares of common stock in total.   As of the date hereof, no Stock Appreciation Rights, Restricted Stock or Registered Stock have been issued under the Plan.

If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of Common Stock underlying the repurchased Stock Option, and/or the number of shares of Common Stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

Administration

The Plan is administered and interpreted by a Committee (“Committee”) appointed by the Board of Directors, or if no Committee, by the Board of Directors. The Company expects the Plan will be administered by the newly formed Compensation Committee. The Committee has full authority, among other things, to: (a) select the eligible employees and consultants to whom Stock Options, Stock Appreciation Rights, Restricted Stock or Registered Stock may from time to time be granted; (b) determine, in accordance with the terms of the Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

Stock Options

The option price per Common Stock purchasable under an Incentive Stock Option shall not be less than 100% of the fair market value of the Common Stock at the time of grant. For the purposes of the Plan, the “fair market value” means: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on such date; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on such date, as reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be otherwise determined, such price as the Committee shall determine, in good faith, based on reasonable methods set forth under Section 422 of the Code.

The purchase price of shares of Common Stock subject to a Non-Qualified Stock Option shall be determined by the Committee.

The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted.

Stock Awards

Shares of Restricted Stock or Registered Stock may be issued to eligible employees or consultants either alone or in addition to other Awards granted under the Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock or Registered Stock will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient, the time or times within which such Awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the Awards.  The purchase price of Restricted Stock shall be fixed by the Committee. The purchase price for shares of Restricted Stock may be zero to the extent permitted by applicable law. The Participant shall not be permitted to transfer shares of Restricted Stock awarded under the Plan during a period set by the Committee.

Tandem Stock Appreciation Rights

Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option (a “Reference Stock Option”) granted under the Plan (“Tandem Stock Appreciation Rights”). In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of the grant of such Reference Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of the grant of such Reference Stock Option.

A Tandem Stock Appreciation Right or applicable portion thereof granted with respect to a Reference Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the Reference Stock Option, except that, unless otherwise determined by the Committee, in its sole discretion, at the time of grant, a Tandem Stock Appreciation Right granted with respect to less than the full number of shares covered by the Reference Stock Option shall not be reduced until and then only to the extent the exercise or termination of the Reference Stock Option causes the number of shares covered by the Tandem Stock Appreciation Right to exceed the number of shares remaining available and unexercised under the Reference Stock Option.

Upon the exercise of a Tandem Stock Appreciation Right, a Participant shall be entitled to receive up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock over the option price per share specified in the Reference Stock Option multiplied by the number of shares in respect of which the Tandem Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

Non-Tandem Stock Appreciation Rights

Stock Appreciation Rights may also be granted without reference to any Stock Options granted under the Plan (“Non-Tandem Stock Appreciation Rights”).  The term of each Non-Tandem Stock Appreciation Right shall be fixed by the Committee, but shall not be greater than ten (10) years after the date the right is granted.

Non-Tandem Stock Appreciation Rights shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at grant.  Subject to such terms and conditions, Non-Tandem Stock Appreciation Rights may be exercised in whole or in part at any time during the option term, by giving written notice of exercise to the Company specifying the number of Non-Tandem Stock Appreciation Rights to be exercised.

Upon the exercise of a Non-Tandem Stock Appreciation Right, a Participant shall be entitled to receive, for each right exercised, up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock on the date the right is exercised over the fair market value of one (1) share of Common Stock on the date the right was awarded to the Participant.

Transfer of Awards

No Stock Option or Stock Appreciation Right granted shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution. All Stock Options and all Stock Appreciation Rights granted to Participants shall be exercisable, during the Participant’s lifetime, only by the Participant. Tandem Stock Appreciation Rights shall be transferable, to the extent permitted, only with the underlying Stock Option. Shares of Restricted Stock may not be transferred prior to the date on which shares are issued, or, if later, the date on which any applicable restriction period lapses.

Termination of Employment

Generally, unless otherwise determined by the Committee at grant, if a Participant is terminated for cause, any Stock Option held by such Participant shall thereupon terminate and expire as of the date of termination. Unless otherwise determined by the Committee at grant, any Stock Option held by a Participant:

(i)

on death or termination of employment or consultancy by reason of disability or retirement may be exercised, to the extent exercisable at the Participant’s death or termination, by the legal representative of the estate or Participant as the case may be, at any time within a period of one (1) year from the date of such death or termination;

(ii)

on termination of employment or consultancy by involuntary termination without cause or for good reason  may be exercised, by the Participant at any time within a period of ninety (90) days from the date of such termination; or

(iii)

on termination of employment or consultancy by voluntary termination but without good reason and occurs prior to, or more than ninety (90) days after, the occurrence of an event which would be grounds for termination by the Company for cause, any Stock Option held by such Participant may be exercised, to the extent exercisable at termination, by the Participant at any time within a period of thirty (30) days from the date of such termination, but in no event beyond the expiration of the stated term of such Stock Option.

Amendments to the Plan

The Board may at any time amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate the Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the Plan, the rights of a Participant with respect to Awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the stockholders of the Company, if and to the extent required by the applicable provisions of Rule 16b-3 of the 1934 Act or, if and to the extent required, under the applicable provisions of the Code, no amendment may be made which would, among other things: increase the aggregate number of shares of Common Stock that may be issued under the Plan; change the classification of Participants eligible to receive Awards under the Plan; decrease the minimum option price of any Stock Option; extend the maximum option period; change any rights under the Plan with regard to non-employee directors; or require stockholder approval in order for the Plan to continue to comply with the applicable provisions.

E.   Sale of Unregistered Securities

We have issued shares of our common stock for services rendered and to acquire mineral rights.  We  relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

Item 6.

SUMMARY OF FINANCIAL DATA

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2007, 2006 and 2005.

	Year Ended June 30, 2007	Year Ended June 30, 2006
	(Audited))	(Audited)
Revenue	$2,631	$-0-
Expenses	$2,037,562	$196,999
Cash	$25,183	$-0-
Total Assets	$2,521,026	$334
Current Liabilities	$231,409	$9,586
Total Liabilities	$231,409	$9,586
Working Capital (Deficit)	$(124,325)	$(9,252)
Accumulated Deficit	$(2,310,963)	$(271,632)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2007.

Introduction

We are an exploratory stage mining company, that is, we have option agreements on mining claims on certain properties but no proven reserves. We are an exploratory stage mining company, that is, we have option agreement on claims to numerous mining concessions in Mexico and Nevada.   We have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the surface assays and core samples from drilling.

 .

Comparison of our operating results between 2007 and 2006 is difficult as we had not yet undertaken our new business venture.

Results Of Operations For Fiscal Year Ended June 30, 2007  as compared to June 30, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date.   All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.  Interest income for the year ended June 30, 2007 was $2,631.   We had no interest income in the prior year  All funds generated from the sale of our securities are deposited in an interest bearing account subject  to transfer to our operating account to meet ongoing expenses.

Operating Expenses

We incurred expenses totaling $2,037,562 as compared to $196,999 during the prior year.  The significant increase in expenses is a result of the implementation of our exploratory drilling program.  Exploration expenses totaled $1,116,537,  fees for geologists were $234,876 and advertising and promotion expenses totaled $54,799.  Similar expenses were not incurred in our prior fiscal year as we had not yet commenced our mineral exploration program.  Consulting fees increased to $90,398 from $50,166 and professional fees increased to $250,112 from $21,551.  The only expense item which declined was compensation, declining from $120,000 to $75,000 as we decided to rely more on third party contractors.

We incurred a  net loss for the year of   $2,034,931 as compared to $59,587 in our prior year.  We had a basic and diluted net loss per share of $0.047 as compared to $0.001.

We issued a total  668,000  shares of our  Common Stock for services rendered and 1,455,000  shares of our Common Stock for the acquisition of mineral properties.  The value of the Common Stock was determined based upon the closing bid price of our Common Stock on the date of grant.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2007 we had cash totaling $25,183 and prepaid expenses of $81,793.  Total current assets were $107,084.   We have recorded our mineral properties at $2,406,650 which represents our acquisition of the Minera Jeronimp S.A. de C.V. for 1,455,000.   The shares were valued at  $1.63 per share.

We have current liabilities totaling $231,409, a working capital deficit of  $124,325 and an accumulated deficit of $2,310,963.  Subsequent to our year end,  we repaid this demand note obligation by issuing the holder thereof 327,272 shares of our common stock at a conversion price of $0.55 per share.

To date, the operations of the Company have been primarily funded by the sale of common stock.   Our continued operations will be dependent upon our ability to  secure either additional equity or debt financing,  of which there can be no assurance. We do not expect to generate revenues from mining activities in the foreseeable future.

The Company had negligible assets in 2006.  This reflects the decision to terminate its prior business activities.

Plan of Operation For Fiscal Year 2008

The Company intends to concentrate its drill program on the Bailley Hills project in Nevada and currently has determined several drill targets.  We have commenced drilling on the North side of Bailley Hills using Layne Drilling as our contractor.  To the extent that we can secure additional financing, we will  actively seek out other opportunities for quality projects with a view to establishing resource rich projects.  The geography of focus will be the United States and Mexico.

We have signed an option agreement for a copper and molybdenum property in Arizona and are currently conducting due diligence thereon including review of the feasibility report previously prepared.

We are currently evaluating several gold and silver projects in the United States and Mexico and will develop a program for due diligence in the first quarter with drilling thereafter.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it were devoting substantially all of its efforts to acquiring and exploring mineral properties.  It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies.  Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Off-Balance Sheet Arrangements

     We have not entered  into any  off-balance  sheet  arrangements.  We do not anticipate entering into any off-balance sheet arrangements  during the next 12 months.

Item  7a.  Quantitative and Qualitative Disclosure.

Our major commodity price risk exposure relates to the then current market value of any silver or gold reserves which we choose to exploit.  A dramatic drop in the price of gold or silver would make commercial exploitation of any of our properties less likely than if prices remained at their current level.

We are also subject to currency fluctuations between the United States, Mexico and Canada.   We do not plan on entering into any hedging transactions.   Rather,  management will continue to evaluate the market  risks and address these issues should they become material to the Company’s ongoing operations.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by HLB Cinnamon  Jang Willoughby & Company  and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective February 12, 2007  we  engaged the services of  HLB Cinnamon Jang Willoughby LLP as our  new certifying accountant and we discharged    Amisano Hanson LLP on February 11, 2007.   The decision to terminate  Amisano Hanson LLP   was  made by our entire Board of Directors.

 Amisano Hanson LLP’s  audit for the year ended June 30, 2006  did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During their tenure as auditors, there were no disagreements with the former accountants on any matter of  accounting principles  or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s),  if not resolved to the satisfaction of  the former accountant  would have caused it  to make  reference to the subject matter through the date of  such resignation, declination or dismissal.

A report on Form 8-k was filed with the Securities and Exchange Commission regarding this matter was filed on February 20, 2007.

 Item 9A . Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this report, of  the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)  under the supervision and with the participation of our management, including our Chief Executive Officer, Christopher Crupi.   Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Paramount  in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Controls

None.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Age

Position(s)

Christopher Crupi

38

Director/CEO/Pres

Charles William  Reed

65

Director and Vice President

Lucie Letellier

46

Chief Financial Officer & Treasurer

Christopher Crupi

Mr. Crupi is a chartered accountant.  He serves as our President, Chief Executive Officer and Director. Mr. Crupi oversees the administrative and operations activities of the Company.   He does not devote his full time to our Company as he also serves as the chief executive officer of Paramount Gold and Silver Corp., a public company listed on the American Stock Exchange with mining interests in Mexico and South America.    From 2000 to 2004, Mr. Crupi was a Vice President of PricewaterhouseCoopers LLP. In addition to his duties at Paramount, Mr. Crupi is also President and Chief Financial Officer of AmMex Gold and Silver Corp., a publicly traded mining exploration company with property interests in both the United States and Mexico. Mr. Crupi received his Bachelor of Commerce degree from the University of Ottawa in 1992. Mr. Crupi received his Chartered Accountant designation in 1995.

Charles William Reed

Mr. Reed serves as our Vice President and Director.  Mr. Reed is our manager of exploration in Mexico. Mr. Reed does not devote his full time to our Company as he serves in similar roles with Paramount Gold and Silver Corp. where he currently devotes a majority of his time.   Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica  in 1969.

Lucie Letellier

Subsequent to year end Lucie Letellier was appointed Chief Financial Officer by the board of directors. Prior to her appointment as our new Chief Financial Officer, since July 2006, Ms. Letellier served as our controller, in charge of day to day accounting operations with respect to the Company’s mining exploration operations. She has been responsible for the proper maintenance of our joint venture accounting and consolidation accounting with respect to our wholly-owned subsidiaries. Ms. Letellier prepares and delivers quarterly and annual financial statements in accordance with US GAAP for review or audit.

Ms. Letellier also currently serves as the Chief Financial Officer for Paramount Gold and Silver Corp. and is responsible for its accounting and financial functions. From 1990 to 2005, Ms. Letellier was Senior Accountant in the Office of Marc S. Chabot, Chartered Accountant.

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

Item 11.  Executive Compensation.

         The following table discloses compensation paid during the fiscal year ended  June 30, 2007 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year  whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation  identified in the chart below,  were paid to these  executive  officers during these fiscal years.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Christopher Crupi President/Director 2005 -0- -0- -0- 2006 - 0- -0- -0- 2007 75,000(1) (2) Bill Reed Vice president/director 2005 -0- -0- -0- 2006 -0- -0- -0- 2007 $13,800(3) (4)

(1)

Mr. Crupi is to receive an annual salary of $75,000.   No cash compensation was paid to Mr. Crupi.  Rather, Mr. Crupi was issued 183,000 shares of our common stock as stock based compensation.

(2)

Mr. Crupi was issued 3,000,000 shares of restricted common stock on June 30, 2006 as incentive to create shareholder value.   Pursuant to an employment agreement effective June 30, 2006 Mr. Crupi is to receive an annual salary of $75,000 to act as CEO of the Company.   Subsequent to year end 500,000 shares and options were issued to Mr. Crupi to sit as a director and as an incentive to build shareholder value.

(3)

We reimburse Mr. Reed for expenses and pay a nominal per diem in connection with the services he has provided as a geologist

(4)

No share based compensation was issued to Mr. Reed during our fiscal year ended June 30, 2007.  However, subsequent to our year end, he has been issued a total of 500,000 shares and options were issued to Mr. Reed to sit as a director.

Directors Compensation

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board.  They receive share based compensation as noted above. Accordingly, it  may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

Stock Options Granted/Exercised in Last Year

No stock options have been exercised.

In connection with our 2007/08 stock incentive and compensation plan, we have issued a total of 1,000,000 stock options (500,000 each to Mr. Crupi and Mr. Reed) at an exercise price of $.40 per share.

Employment Agreements

Pursuant to an employment agreement effective June 30, 2006 Mr. Crupi is to receive an annual salary of $75,000 to act as President and Chief Financial Officer of the Company.

Mr. Reed is to receive a per diem fee $300 as a professional geologist when working on a company project.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of August 31, 2007 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name

No. of Shares of Common Stock (1)

Percent of Class

Christopher Crupi

 4,228,455(1)(2)

9.0%

Charles Reed

 2,209,545(2)

4.7%

(1)  Includes 3,728,455 shares of common stock and 500,000 stock options which are exerciseable at a price of $.40 per share.

(2)  Includes 1,709,545 shares of common stock and 500,000 stock options which are exerciseable at a price of $.40 per shae

(3) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on  September 15,  2007.  As of September 15, 2007, there were  45,739,203 shares of our  common stock issued and outstanding.  The table above assumes the exercise of outstanding options which would result in 46,739,203  issued and outstanding shares of our common stock.

Subsequent to year end Ms. Letellier was granted 250,000 shares to sit as an officer of the Company.

Number of securities remaining available for
Number of securities to be issued upon exercise	Weighted-average exercise price of	future issuance under equity compensation plans
of outstanding options, warrants and rights	outstanding options, warrants and rights	(excluding securities reflected in column (a))

(a)	(b)	(c)

Securities Available for

Issuance under a plan

(2007/08).

1,000,000(1)

$.40

4,700,000

Item 13.  Certain Relationships and Related Transactions.

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

Christopher Crupi is a  director and officer of the corporation and is also a director of another corporation which holds a premises lease agreement with the corporation.

Item 14.  Principal Accounting Fees and Services.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $15,000  and  $10,000   for the audit of our annual financial statements for the fiscal years ended June 30, 2007 and 2006, respectively, and $ 4,033 and $ 6,880 for the reviews of the financial statements included in our Forms 10-QSB for the fiscal years ended 2007 and 2006 respectively.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2007 and 2006.

We do not have an audit committee. Therefore,  our entire Board of Directors (the  "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board  also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit  committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2007  with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2007,  for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND                                                               CUMULATIVE SINCE INCEPTION.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  JUNE 30, 2007 ANDJUNE 30, 2006            AND CUMULATIVE SINCE INCEPTION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY

NOTES TO FINANCIAL STATEMENTS

 (b)

Index to Exhibits

23.1 Consent
31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                                  SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMMEX GOLD MINING CORP.

Date: September 28,  2007

                           By: /s/ Christopher Crupi

                               -----------------

                               Christopher Crupi

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Crupi

Date:  September 28, 2007

    -----------------

    Christopher Crupi

    CEO/ Director

By:  /s/ Charles Reed

Date:  September  28, 2007

……………………….

Charles Reed

Vice President/Director

HLB Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of **Ammex Gold Mining Corp.**
(An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of Ammex Gold Mining Corp.(the "Company") as at June 30, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for the year then ended. We have also audited the consolidated statements of operations, cash flows and changes in stockholders' deficiency for the period from inception on November 20, 2002 to June 30, 2007, except that we did not audit the financial statements for the period from the date of inception on November 20, 2002 to June 30, 2006; those statements were by other auditors whose report dated September 25, 2006 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. We were not engaged to perform, an audit of the company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has incurred recurring net losses and a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to rectify the capital deficiency and losses are outlined in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"*Cinnamon Jang Willoughby & Company*"

Chartered Accountants

Burnaby, Canada
September 7, 2007

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of HLB International. A world-wide organization of accounting firms and business advisors.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Financial Statements

Years ended June 30, 2007 and 2006

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of AmMex Gold Mining Corp. (An Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management of AmMex Gold Mining Corp. (An Exploration Stage Mining Company). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

 “Christopher Crupi”

Christopher Crupi, CA

President and Chief Financial Officer.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets

As at June 30, 2007 and June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

June 30,

June 30,

2007

2006

Assets

Current Assets:
Cash	$25,183	$-
Prepaid Expenses	81,793	-
Accounts Receivable Current Assets of Discontinued Operations	108 -	- 334
	107,084	334

Fixed Assets: (Note 7)	7,292	-
Mineral Properties: (Note 9)	2,406,650	-
	$2,521,026	$334

Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities:
Accounts payable	$51,409	$9,586
Demand Note (Note 6)	180,000	-
Total Liabilities:	231,409	9,586
Capital Stock:
Common stock, $0.001 par value	42,902	102,083
Additional Paid-in capital (Notes 3, 5 and 8)	4,557,678	164,697
Deficit accumulated during the Development Stage	(2,306,563)	(271,632)
Accumulated other comprehensive loss	(4,400)	(4,400)
	2,289,617	(9,252)
	$2,521,026	$334

Going concern (Note 1)  Commitments (Note 10) and Subsequent Events (Note 12)

Signed on behalf of the Board of Directors:

“Christopher Crupi”

“Charles William Reed”

__________________________________

Director

Director

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations

For the Year Ended June 30, 2007 and June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2007	For the Year Ended June 30, 2006	Cumulative Since Inception March 29, 2005 to June 30, 2007
Revenue
Interest Income	$ 2,631	$ -	$ 2,631

Expenses:
Exploration Expenses	1,116,537	-	1,116,537
Geologists	234,876	-	234,876
Advertising and Promotion	54,799	-	54,799
Consulting Fees	90,398	50,166	259,711
Corporate Communications	120,978	-	120,978
Employment Compensation	75,000	120,000	195,000
Insurance	41,641	-	41,641
Amortization	810	-	810
Office and Miscellaneous	29,908	5,282	40,330
Professional Fees	250,112	21,551	329,338
Rent	10,786	-	10,786
Travel and Lodging	8,623	-	8,623
Interest and Service charges	3,094	-	3,125
Total Operating Expenses	2,037,562	196,999	2,416,554
Loss for the year before other item and discontinued operations	2,034,931	196,999	2,413,923
Other item:
Gain on forgiveness of debt	-	102,960	102,960
Loss from continuing operations	2,034,931	94,039	2,310,963

Discontinued operations- Schedule 1	-	34,452	-
Net loss for the year	2,034,931	59,587	2,310,963
Other comprehensive loss:
Foreign currency translation	-	2,092	-

Comprehensive loss for the period	$ 2,034,931	$ 61,679	$ 2,310,963

Loss per Share	$ 0.05	$ 0.00
Weighted average number of shares outstanding	42,902,840	106,379,776

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Cash Flows

For the Year Ended June 30, 2007 and June 30, 2006

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2007	Year Ended June 30, 2006	November 20, 2002 (Date of Inception) to June 30, 2007

Cash Flows from Operating Activities
Net Loss for the year	$ (2,034,931)	$ (59,587)	$ (2,280,963)
Add (deduct) non-cash items:
Consulting fees Note 5(b)	322,558	40,000	445,000
Management fees	75,000	120,000	195,000
Write-off of accounts receivable	333	-	333
Loss on disposal of assets	-	-	(675)
Depreciation	810	-	810
Gain on forgiveness of debt	-	(137,412)	(137,412)
Changes in non-cash working capital items:
Accounts receivable	(108)	(334)	(108)
Prepaid expenses	(17,201)	-	(17,201)
Accounts payable and accrued liabilities	41,824	1,286	21,309
	(1,611,715)	(36,047)	(1,773,907)
Cash Flows from Investing Activities
Purchase of equipment	(8,102)	-	(8,102)
Acquisition of mineral properties	(35,000)	-	(35,000)
	(43,102)	-	(43,102)
Cash Flows from Financing Activities
Capital stock issued	1,500,000	-	1,524,780
Demand note	180,000	-	180,000
Advances from related parties	-	31,960	137,412
	1,680,000	31,960	1,842,192
Effect of Foreign Currency Translation	-	(2,092)	-
Increase (decrease) in cash during the period	25,183	(6,179)	25,183
Cash, beginning of the period	-	6,179	-
Cash, end of the period	$ 25,183	$ -	$ 25,183

Supplemental information regarding cash flows (Note 5)

The accompanying notes are an integral part of the consolidated financial statements.

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

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

AMMEX GOLD MINING CORP.

Continued

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period November 20, 2002 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders Deficiency

Issued for services – Notes 5 and 8	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury – Note 8	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services – Note 5	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net loss for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195	-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-
Net Loss	-	-	-	(2,034,931)	-	(2,034,931)

Balance June 30, 2007	42,902,840	$ 42,902	$ 4,557,678	$ (2,306,563)	$ (4,400)	$ 2,289,617

The number of shares issued and outstanding has been restated to give retroactive effect for four forward stock splits, on a six for one basis, a two for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006, May 3, 2006 and May 31, 2006, respectively.  The par value and additional paid in capital were adjusted in conformity with the number of shares then issued.

AMMEX GOLD MINING CORP.

AMMEX GOLD MINING CORP.

 (An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF OASIS WIRELESS INC.

For the year ended June 30, 2007 and 2006 and

For the period from November 20, 2002 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Audited)

Schedule 1

			November 20,
			2002 (Date of
	Year-Ended		Inception) to
	June 30		June 30,
	2007	2006	2007

Revenue
Contract income	$ -	$ -	$ 1,027

Expenses
Amortization	-	-	1,250
Consulting fees	-	-	23,577
Office and miscellaneous	-	-	9,642

	-	-	(34,469)

Loss before the following	-		(33,442)

Loss on disposal of equipment	-	-	(676)
Gain on forgiveness of debt	-	34,452	34,452
Write-off of receivables	-	-	(334)

Net Income for the period	-	34,452	-

Other comprehensive loss – foreign exchange	-	(2,092)	-

Comprehensive loss for the period	$ -	$ 32,360	$ -

Note 1  Basis of Presentation and Going Concern

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration and development of silver, gold and precious metal properties.  The consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and the consolidated results of operations and consolidated statements of cash flows for the year ended June 30, 2007.

b)

Going Concern

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available on reasonable terms.

June 30, 2007
Deficit accumulated during the exploration stage	$2,306,563
Working capital deficiency	124,325

Note 2  Significant Accounting Policies

The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant accounting policies followed by the Company are as follows:

Note 2   Significant Accounting Policies (Continued)

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

Mineral Properties

The Company has been in the exploration stage since its inception on November 20, 2002, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Note 2   Significant Accounting Policies (Continued)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at June 30, 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 2   Significant Accounting Policies (Continued)

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

Note 4   Related Party Transactions

During the year ended June 30, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 30,374 (2006: $162,666).  Included in prepaid expenses is the unearned portion of the services for shares of $3,091 issued to an officer of the Company.  The expense related to the issuance of these shares recognized in 2007 was $87,909.

During the year ended June 30, 2007, 183,000 common shares were issued to a shareholder for services. The shares issued to the directors were valued at fair market value on the dates of issuance for total value of $75,000.

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006.  Rent expense for the year related to this lease was $10,786.

The Company acquired the shares of its wholly owned subsidiary,  Jeronimo, from a group of individuals of which a Director of the Company, was a significant owner of the property.  The transaction was recorded at the exchange amount, which was the amount agreed to between the parties.

Note 5   Supplemental Information Regarding Cash Flows

There were no interest or income taxes paid during 2007 or 2006.

Non-cash Transactions

During the year ended June 30, 2007, the company entered into certain non-cash operating activities as follows:

a)

During the year ended June 30, 2007 the company acquired Minera Jeronimo S.A. de C.V. for 1,455,000 common shares at $1.63 per share for consideration of $2,371,650.

b)

During the year ended June 30, 2007, the Company issued 668,000 common shares valued at $462,150 for services.  At June 30, 2007, $397,559 has been charged to expenses and $64,591 has been included in prepaid expenses.

Note 6   Demand Note

The note is non-interest bearing and payable on demand. Prior to repayment the holder has the right to convert the note into common shares of the company at a rate one common share for every $0.55 of principal outstanding.  The note was converted to common shares of the company subsequent to the year end.

Note 7  Fixed Assets

Cost Opening Balance	Additions During the year	Accumulated Depreciation During the year	Net Book Value at June 30, 2007	Net Book Value at June 30, 2006

$ -	$ 8,102	$ 810	$ 7,292	$ -

Note 8  Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

a)

During the year ended June 30, 2007, the Company issued 668,000 common shares valued at $462,150 for services.  At June 30, 2007, $397,559 has been charged to expenses and $64,591 has been included in prepaid expenses.

b)

During the year ended June 30, 2007 the company acquired Minera Jeronimo S.A. de C.V. from a related party for 1,455,000 common shares at $1.63 per share for consideration of $2,371,650.

c)

On July 28, 2006, the Company entered into a private placement share subscription agreement for the issuance of 750,000 shares of restricted common stock at $2.00 per share and 750,000 share purchase warrants.  The warrants are exercisable into one common share for each warrant held at $3.50 per warrant until January 31, 2007.

d)

During the year ended June 30, 2007, the Company cancelled and returned to treasury 57,600,000 restricted common shares held by a former director of the Company and 4,454,000 common shares held by a shareholder of the Company, all for no consideration.

Note 9  Mineral Properties

The Company has three properties located within Nevada and Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2007	2006

Austin, Nevada	$ 10,000	$ -
Elko, Nevada	25,000	-
Jeronimo, Mexico	2,371,650	-

	$ 2,406,650	$ -

a)

Austin, Nevada

By a Letter of Intent dated July 12, 2006, the Company has the right to earn a 100% interest in 29 unpatented mining claims situated near Austin, Nevada in consideration for minimum advance royalty payments totaling $145,141 over a six year period and $35,000 every year thereafter as follows:

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

The term of the contract is 25 years and renewable for another 25 years.   As noted in Note 12 to the financial statements, the company terminated its agreement related to this property.

b)

Jeronimo, México

The Company’s subsidiary, Minera Jeronimo S.A. de C.V.  has the option to acquire a 65% interest in six mining concessions located in NW Sonora, Mexico, subject to $400,000 in exploration work commitments.

Note 9  Mineral Properties – (continued)

c)

Elko, Nevada (see note 10)

By an option agreement dated August 1, 2006, the Company has the right to earn an 80% interest in 24 unpatented mining claims situated in Elko County, Nevada in consideration for the payment of $25,000 (paid) and incurring expenditures of $4,000,000 within a three-year period as follows:

- $1,000,000 on or before August 1, 2008;

- $1,500,000 on or before August 1, 2009; and

- $1,500,000 on or before August 1, 2010.

These expenditures include minimum advance royalties of US$30,000 per year due on October 20th of each year.

This agreement is subject to a 3% NSR upon commencement of commercial production.  The Company has the right to purchase each 1% of the NSR for $1,000,000.

Note 10  Commitments

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$ 7,832
2009	$ 7,832
2010	$ 7,832

By letter agreements dated July 10, 2006, the Company engaged three consultants to provide investor relations services to the Company in consideration for a total of $5,000 per month for three months and 150,000 common shares.

Note 11  Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At June 30, 2007, the Company has net operating losses to carry forward, which expire commencing in 2023 totaling approximately $1,607,606 ($ (2006 - $271,632). The tax effect of the significant components within the Company’s future tax asset (liability) at June 30, 2007 was as follows:

	2007	2006
United States
Loss carry forwards	$390,110	$92,355
Property, plant and equipment	275	-
Mexico
Loss carry forwards	219,557	-
Valuation allowance	(609,942)	(92,355)
Net deferred tax asset	$-	$-

The income tax expense differs from the amounts computed by applying the statutory tax to pre-tax losses as a result of the following:

	2007		2006
	United States	Mexico	United States	Mexico
Net operating Loss	$1,303,074	$ 731,857	$ 59,587	$ -
Statutory Tax Rate	34%	30%	34%	30%
Effective Tax Rate	-	-	-	-
Expected recovery at statutory rates	443,045	219,557	20,260	-
Adjustments to benefits resulting from:
Depreciation	275	-	-	-
Stock based compensation	(135,184)	-	-	-
(Unrecognized) benefits of non-capital losses	(308,136)	(219,557)	(20,260)	-
Income tax recovery	$ -	$ -	$ -	$ -

Note 12  Subsequent Events

On July 12, 2007 the Company approved the 2007/08 stock incentive and compensation plan and set aside 6,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan 1,000,000 shares were issued to directors, the shares were valued at $0.40 per share based on the trading value of the stock at the date of issuance.

On August 8, 2007 the Company closed a private placement financing 1,309,091 common shares for total proceeds of $720,000.

On August 1, 2007 the Company amended its Elko, Nevada agreement dated August1, 2006. The amendment has been made to the period in which the company must meet its $4,000,000 expenditures, from a three-year period to a four-year period.

Subsequent to the year end, the Company terminated its agreement related to the Austin, Nevada property.

On August 9, 2007 the Board of Directors approved the repayment of the $180,000 demand note by issuance of 327,272 common shares of the company at a price of $0.55 each.

Note 13  Discontinued Operations

By a special resolution of the shareholders of the Company dated December 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006, was amount receivable totaling $334 this asset was written-off in the period ended September 30, 2006.

Note 14  Change in Accounting Policy

During the year ended June 30, 2007 the Company changed its accounting policy to capitalize the acquisition costs of mineral properties in conformity with the provisions of in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The adoption of this accounting policy had no effect on comparative figures.