Form 10QSB
period 2007-09-30
Ammex Gold Mining Corp.
filed 2007-11-14
CIK 1273507

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                         ______________N/A__________________________________________________

   (Former name, former address and former fiscal year, if changed since last report.)

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

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ___________      No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

  46,280,000 shares of Common Stock, $0.001 par value as of October 31, 2007

Transitional Small Business Issuer Format   ____ Yes __X____ No

INDEX

 PART I. – FINANCIAL INFORMATION

 Item 1. Financial Statements

Consolidated Balance Sheet as of  September 30,  2007  (unaudited) and  June 30, 2007 (audited)

Consolidated Statement of Operations for the Three  Months Ended September 30,  2007 and September 30,

2006,  and Cumulative Since Inception (November 20, 2002) to September 30, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Three  Months Ended  September 30, 2007 and September 30,

2006, and Cumulative Since Inception to September 30, 2007  (unaudited)

Consolidated  Statements of Stockholders Equity from Inception to September 30, 2007

Notes to Interim Financial Statements as of  September 30, 2007  (unaudited)

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended September 30, 2007 and 2006

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

 “Christopher Crupi”

Christopher Crupi, CA

President

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at September 30, 2007 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

September 30,

 June 30,

       2007

        2007

 (Unaudited)

    (Audited)

Assets

Current Assets
Cash	$389,048	$25,183
Prepaid Expenses	628,550	81,793
Accounts Receivable	219	108
	1,017,817	107,084

Fixed Assets: (Note 6)	6,924	7,292
Mineral Properties: (Note 8)	2,396,650	2,406,650
	$3,421,391	$2,521,026

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$102,294	$51,409
Demand Note (Note 2)	-	180,000
	102,294	231,409
Stockholders’ Equity
Common stock, $0.001 par value	45,780	42,902
Additional Paid-in capital (Notes 3 and 5)	5,895,175	4,557,678
Deficit accumulated during the Development Stage	(2,617,458)	(2,306,563)
Accumulated other comprehensive loss	(4,400)	(4,400)
	3,319,097	2,289,617
	$3,421,391	$2,521,026

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended September 30, 2007 and September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2007	For the Period Ended September 30, 2006	Cumulative Since Inception November 20, 2002 to September 30, 2007
Revenue
Interest Income	$ 2,517	$ -	$ 5,148

Expenses
Exploration Expenses	91,635	-	1,208,172
Geologists	11,750	-	246,626
Advertising and Promotion	11,904	16,946	66,703
Consulting Fees	1,250	60,222	260,961
Corporate Communications	37,857	29,302	158,835
Employment Compensation	52,175	18,750	247,175
Insurance	13,356	1,302	54,997
Amortization	368	-	1,178
Office and Miscellaneous	4,648	29,271	44,978
Professional Fees	61,288	69,584	390,626
Rent	1,996	7,257	12,782
Travel and Lodging	3	-	8,626
Interest and Service charges	181	-	3,306
Write-down of Mineral Properties	25,000		25,000
Total Operating Expenses	313,411	232,634	2,729,965
Loss for the year before other item and discontinued operations	310,894	232,634	2,724,817
Other item:
Gain on forgiveness of debt	-	-	102,960
Loss from continuing operations	310,894	232,634	2,621,857

Discontinued operations-Schedule 1	-	(334)	-
Net loss for the period	310,894	232,300	2,621,857
Other comprehensive loss-	-	4,400	-
Comprehensive loss for the period	$ 310,894	$ 236,700	$ 2,621,857

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Unaudited)

For the Period September  30, 2007 and September 30, 2006

(Expressed in United States dollars, unless otherwise stated)

	Period Ended September 30, 2007	Period Ended September 30, 2006	November 20, 2002 (Date of Inception) to September 30, 2007

Cash Flows from Operating Activities
Net Loss for the period	$ (310,894)	$ (2,797,591)	$ (2,566,857)
Add (deduct) non-cash items:
Amortization	368	-	1,178
Write-down of Mineral Properties	25,000	-	-
Services issued for shares	180,135	90,996	1,050,375
Management fees	-	-	195,000
Mineral Properties	-	2,371,650	-
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(137,412)
Changes in non-cash working capital items:
Subscription receivable	-	(242,303)	-
Accounts receivable	(111)	-	(219)
Prepaid expenses	(121,517)	(131,641)	(563,958)
Accounts payable and accrued liabilities	50,884	138,621	72,193
	(176,135)	(570,268)	(1,950,038)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(8,102)
Acquisition of mineral properties	(15,000)	-	(50,000)
	(15,000)	-	(58,102)
Cash Flows from Financing Activities
Capital stock issued	555,000	1,500,000	2,259,780

Advances from related parties	-	-	137,412
	555,000	1,500,000	2,397,192
Increase (decrease) in cash from continuing operations	363,865	929,732	389,048
Cash, beginning of the period	25,183	-	-
Cash, end of the period	$ 389,048	$ 929,732	$ 389,048

Supplemental Cash Flow Disclosure:

         Interest Received

            $

      -

           $

     -

$

-

         Taxes Paid

      -                                     -

                          -         Demand Note Settled for Shares (Note           180,000     -  180,000

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ ERQUITY

for the period November 20, 2002 (Date of Inception) to September 30, 2007

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

						..........cont’d

The accompanying notes are an integral part of the consolidated financial statement

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period November 20, 2002 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders Equity

Issued for services – Notes 5 and 8	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury – Note 8	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services – Note 5	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net loss for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195	-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-
Net Loss	-	-	-	(2,034,931)	-	(2,034,931)

Balance June 30, 2007	42,902,840	42,902	4,557,678	(2,306,563)	(4,400)	2,289,617

						..........cont’d

The accompanying notes are an integral part of the consolidated financial statement

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period November 20, 2002 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders Equity
Capital issued for conversion of demand note	327,272	327	179,673	-	-	180,000
Capital issued for financing	1,009,091	1,010	553,990	-	-	555,000
Capital issued for services	1,540,761	1,541	603,834	-	-	605,375
Net Loss	-	-	-	(310,894)	-	(310,894)
Balance September 30, 2007	45,779,964	45,780	5,895,175	(2,617,458)	(4,400)	3,319,097

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

The accompanying notes are an integral part of the consolidated financial statement

AMMEX GOLD MINING CORP.

 (An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF OASIS WIRELESS INC.

For the Period September 30, 2007 and 2006 and

For the period from November 20, 2002 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

			November 20,
			2002 (Date of
	Period Ended		Inception) to
	September 30		September 30,
	2007	2006	2007

Revenue
Contract income	$ -	$ -	$ 1,027

Expenses
Amortization	-	-	1,250
Consulting fees	-	-	23,577
Office and miscellaneous	-	-	9,642

	-	-	(34,469)

Loss before the following	-		(33,442)

Loss on disposal of equipment	-	-	(676)
Gain on forgiveness of debt	-	-	34,452
Write-off of receivables	-	(334)	(334)

Net loss for the period	-	(334)	-

Other comprehensive loss – foreign exchange	-	(4,400)	-

Comprehensive loss for the period	$ -	$ (4,734)	$ -

The accompanying notes are an integral part of the consolidated financial statement

AMMEX GOLD MINING CORP.

(An Exploration Stage Mining Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration and development of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2007.

b)

Going Concern

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist with raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings.

	September 30, 2007	June 30, 2007
Deficit accumulated during the exploration stage	$2,617,458	$2,306,563
Working capital (deficiency)	$ 915,523	$ (124,325)

Note 2

Principal Accounting Policies

The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. The principal accounting policies followed by the Company are as follows:

Note 2

Principal Accounting Policies (Continued)

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

Mineral Properties

The Company has been in the exploration stage since its inception on November 20, 2002, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated lie of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Demand Note

The note was non-interest bearing and payable on demand. The note has been converted into 327,272 common shares of the company at a rate of $0.55 per share.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at September 30, 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 4

Related Party Transactions

During the period ended September 30, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $9,375 (2006:  $36,322).

During the period ended September 30, 2007, 40,761 common shares were granted to a director for services. The shares issued for services rendered, valued at fair market value on the dates of issuance for total value of $9,375.

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006.

Note 5

Non-cash Transactions

During the period ended September 30, 2007, the company entered into certain non-cash operating activities as follows:

a)

The Company issued 1,540,761 common shares valued at $605,375 for services.  At September 30, 2007, $138,419 has been charged to expenses and $466,956 has been included in prepaid expenses.

b)

The Company converted a demand note into 327,272 common shares.

Note 6

Fixed Assets

Cost Opening Balance	Additions During the period	Accumulated Depreciation	Net Book Value at September 30, 2007	Net Book Value at June 30, 2007

$ 8,103	$ -	$ 1,179	$ 6,924	$ 7.293

Note 7

Share Capital

During the period ended September 30, 2007:

a)

The Company issued 1,500,000 shares valued at $596,000 for services. At September 30, 2007, 129,044 has been charged to expenses and $466,956 has been included in prepaid expenses.

b)

The Company issued 1009,091 shares for cash proceeds of $555,000.

c)

The Company converted a demand note into 327,272 shares.

Note 8

Mineral Properties

The Company has three properties located within Nevada and Mexico. The Company has capitalized acquisition costs on these mineral properties as follows:

	2007	2006
Austin, Nevada	$0	$10,000
Elko, Nevada	25,000	25,000
Jeronimo, Mexico	2,371,650	2,394,543
	$2,396,650	$2,429,543

On October 18, 2008, the Company abandoned its interest in the Elco, Nevada property. The company wrote off $ 25,000 of capitalized mineral property costs related to this property, this write off is reflected in these financial statements.

Note 8

Mineral Properties – (cont’d)

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

Note 10

Subsequent Events

Subsequent to September 30, 2007, the Company abandoned its interest in the Austin, Nevada property. The company wrote off $ 25,000 of capitalized mineral property costs related to this property, the write off is reflected in these financial statements.

Subsequent to September 30, 2007, the Company approved issuance of 500,000 shares for services valued at $0.24, for a total consideration of $ 120,000.

Note 11

Discontinued Operations

By a special resolution of the shareholders of the Company dated December 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006, was amount receivable totaling $334 this asset was written-off in the period ended September 30, 2006.

 Item 1A.

RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our  Annual Report on Form 10-KSB for the period ended  June 30, 2007.

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

Properties

Exploration Stage Company

We are an exploratory stage company engaged in the search of  gold and other precious metal deposits primarily in the United States and Mexico.   As of the date of this report, we have not established that mineral reserves exist on any of our properties of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

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

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations.   We will require additional equity or debt financing to fully implement our ongoing exploratory drilling program.   There is no assurance that we will be able to secure adequate capital to continue our exploration efforts.  As a result, shareholders may lose some or all of the value of their common stock.

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

Drilling results to date have been inconclusive.

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

After further due diligence and exploratory drilling, we terminated our interest in this property and all rights, title and interest therein reverted to Consolidated Global Minerals.

Callaghan Property (Austin, Nevada):

On July 17, 2006 we signed a Letter of Intent to acquire a 100% interest in 29 claims, located 13 miles northeast of Austin, Nevada (Callaghan Property).  Pursuant to this Letter of Intent, we must make a minimum advance royalty payment totaling $145,141 over a six year period and $35,000 every year thereafter.

After incurring approximately $25,000 in exploratory costs,  we determined that the mining claims were not commercially viable.  As a result,  we terminated our agreement and abandoned all rights , title and interest to the property.

Castle Copper Property:

During the quarter, we signed a letter of intent to acquire a 100% interest in the Castle Copper property located in Yavapai County, Arizona. Scoping studies indicate potential deposits of copper and molybdenum. Pursuant to the terms of the contract AmMex was required to make property payments, issue stock and conduct certain exploration activities. After conducting due diligence, we determined that the claims were not commercially viable and we did not proceed with the agreement.

Market Description

Gold and Silver

We are a precious metals exploration and development company.   The gold and silver markets have been strong since 2001, where gold and silver has increased from $268 per ounce to its current price of $835 per ounce and silver has increased from $4.58 per ounce to its current price of   $15.50 per ounce (as of  November 8, 2007).  Management believes that both the gold and silver markets will remain strong for the foreseeable future.  Based on the current price of both gold and silver, management believes that our current exploratory project remains commercially viable if geological results prove positive.

Future Prospects

We are currently evaluating several projects in the United States and Mexico for future exploration targets.

Employees

As of September 30, 2007 we have 3 executive officers and one manger of exploration.

Comparison of Operating Results for the Three  Months ended September 30, 2007 to the Three  Months Ended September 30, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.   Interest income for the three months ended September 30, 2007  was $2,517.   We did not generate any interest income during the comparable period in 2006.   Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Operating Expenses

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 we incurred expenses of $ 313,411 as compared to $232,634, an increase of  approximately 35%.  There were two   primary reasons for this  increase in operating costs:

•

The expansion of our drilling program including exploration and geology fees; and

•

Increase in our compensation expenses

 Specifically,  exploration and geology costs were $91,635 and $11,750 respectively for the period ended September 30, 2007.   We did not incur any of these expenses during the comparable period in 2006.   Offsetting these costs was  a reduction in consulting fees from $60,222 to $1,250.  Partially offsetting this reduction in consulting fees was an increase in employment compensation from $18,750 to $52,175.   Professional fees, primarily legal and accounting, decreased from $69,584 to $61,288.    We were able to reduce our office and related expenses from $29,271 to $4,648.

Since we made the decision to terminate our agreement in connection with the Bailey Hills property in Elko, Nevada,  we  wrote off $25,000 of the capitalized costs related to this property.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2007 was $(310,894) as s compared to a Net Loss of $(232,634), and increase of $78,594.  We have cumulative losses totaling $2,729,965 and cumulative losses from continuing operations of $2,621,857. Until such time as we are able to identify mineral deposits which we believe can be extracted in a commercially reasonable manner, of which there can be no assurance, we anticipate that we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of September 30, 2007, we had cash totaling $389,048 and prepaid expenses totaling $628,550  as compared to $25,183 in cash and $81,793 in prepaid expenses as of  June 30, 2007.  Total current assets were $1,017,817 as compared to $107,084.

Our fixed assets as of  September 30, 2007 were $6,924 and our mineral properties were valued at $2,396,650 as compared to $7,292 and $2,406,650 as of June 30, 2007.   We have total assets of $3,421,391 as compared to $2,521,026, an increase of  approximately 36%.

Our current liabilities as of September 30, 2007 totaled  $102,294  as compared to $231,409   at June 30, 2007.   The reduction in our current liabilities is primarily attributable to satisfaction of a demand note in the amount of  $180,000.   The note was converted into 327,272 shares of our common stock at the rate of $0.55 per share.

 We have a working capital surplus (current assets less current liabilities)  of $915,523  as compared to a working capital deficit of  $124,325.   We anticipate that we will be able to meet our currently existing ongoing contractual commitments for any property or mineral rights and have sufficient financial resources to fund our ongoing exploration and geological endeavors.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 Item 1.

Legal Proceedings.

None.

 Item 2.  Unregistered Sales of Equity Securities,

     During  the three  month  period  covered  by this  report,  we issued  the following unregistered securities:

Date Title Number Consideration

7/1/07 C/S 50,000 Services Rendered and to be rendered(1)
8/1/07 C/S 500,000 Services Rendered and to be rendered(1)(2)
8/1/07 C/S 500,000 Services Rendered and to be rendered(1)(2)
8/1/07 C/S 300,000 Services Rendered and to be rendered(1)(2)
8/1/07 C/S 50,000 Services Rendered and to be rendered(1)

8/16/07 C/S 54,545 $ 30,000
8/16/07 C/S 45,455 $ 25,000
8/16/07 C/S 909,091 $500,000
8/16/07 C/S 500,000 $180,000(3)

(1)  The shares of common stock  were issued to various consultants, including our officers for services  rendered and to be rendered.   The shares were issued  pursuant to the Company’s 2007/08 Stock Incentive and Compensation Plan.

(2)

Represents shares of our common stock issued to officers of the Company.

(3)

Represents shares of our common stock issued pursuant to the conversion of a demand note in the amount of $180,000

        The shares of common stock issued on August 16, 2007 were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Regulation S thereof. Any shares of common stock issued for services rendered were valued at the date of grant.

 Item 3.

Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended  September 30, 2007  to a vote of the Company’s securities holders.

 Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

There were no reports filed on  Form 8-K  during the quarter ended September 30, 2007

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

                           AmMex Gold Mining Corp.

Date:  November 13,  2007

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

Date:  November 13, 2007

    -----------------

    Christopher Crupi

    CEO/ Director