Form 10QSB
period 2007-12-31
Ammex Gold Mining Corp.
filed 2008-02-11
CIK 1273507

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,  2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  50,292,731  shares of Common Stock, $0.001 par value as of  December 31,  2007

Transitional Small Business Issuer Format   ____ Yes __X____ No

INDEX

 PART I. – FINANCIAL INFORMATION

 Item 1. Financial Statements

Consolidated Balance Sheet as of  December 31,  2007  (unaudited) and  June 30, 2007 (audited)

Consolidated Statement of Operations for the Three  and Six  Months Ended December 31,   2007 and December 31, 2006,  and Cumulative Since Inception (March 25, 2007) to December 31, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Three and Six  Months Ended  December 31, 2007 and December 31, 2006, and Cumulative Since Inception to December 31, 2007  (unaudited)

Consolidated  Statements of Stockholders Equity from Inception to December 31, 2007

Notes to Interim Financial Statements as of  December 31, 2007  (unaudited)

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended December 31, 2007 and 2006

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

 “W. Campbell Birge”

W. Campbell Birge

President

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2007 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

December 31,

 June 30,

 2007

        2007

 (Unaudited)

    (Audited)

Assets

Current Assets
Cash	$283,931	$25,183
Prepaid Expenses	740,055	81,793
Accounts Receivable	479	108
	1,024,465	107,084

Fixed Assets (Note 6)	6,556	7,292
Mineral Properties (Note 9)	-	2,406,650
	$1,031,021	$2,521,026

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$48,211	$51,409
Demand Note (Note 7)	-	180,000
	48,211	231,409
Stockholders’ Equity
Common stock, $0.001 par value (Note 8)	50,834	42,902
Additional Paid-in capital (Note 8)	6,784,221	4,557,678
Deficit accumulated during the Development Stage	(5,847,845)	(2,306,563)
Accumulated other comprehensive loss	(4,400)	(4,400)
	982,810	2,289,617
	$1,031,021	$2,521,026

Going concern (Note 1) Commitments (Note 10) and Subsequent Events (Note 11)

Signed on behalf of the Board of Directors

“W. Campbell Birge”

“Charles William Reed”

__________________________________

Director

Director

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended December 31, 2007 and December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2007	Six Month Period Ended December 31, 2007	Three Month Period Ended December 31, 2006	Six Month Period Ended December 31, 2006	Cumulative Since November 20, 2002 to December 31, 2007
Revenue
Interest Income	$ 5,211	$ 7,728	$ 34,221	$ 34,221	$ 42,221
Expenses
Exploration Expenses	210,000	301,637	499,311	568,468	1,418,173
Geologists	2,304	14,054	143,065	210,083	248,930
Advertising and Promotion	1,221	13,125	34,969	51,915	67,924
Consulting Fees	60,078	61,328	27,093	87,315	321,039
Corporate Communications	315,619	353,476	28,704	59,612	474,454
Employment Compensation	130,060	182,235	18,904	37,6,54	377,235
Insurance	11,316	24,672	13,308	14,610	66,313
Amortization	368	736	739	739	1,546
Office and Miscellaneous	80	4,727	45,947	67,728	72,520
Professional Fees	101,788	163,076	55,315	130,020	492,414
Rent	1,958	3,953	11,489	18,746	14,740
Travel and Lodging	3,690	3,692	-	-	12,316
Interest and Service charges	466	648	-	-	3,772
Total Operating Expenses	838,948	1,127,359	878,844	1,246,890	3,571,376
Loss for the period before other item:	833,737	1,119,631	844,623	1,212,669	3,529,155
Other items:
Write-down of mineral properties	2,396,650	2,421,650	-	-	2,421,650
Gain on forgiveness of debt	-	-	-	-	(102,960)
Net Loss for the period from continuing operations	3,230,387	3,541,281	884,623	1,212,669	5,852,245
Discontinued operations-Schedule 1	-	-	-	-	-
Net loss for the period	3,230,387	3,541,281	884,623	1,212,669	5,847,845
Other comprehensive loss:
Foreign currency translation	-	-	-	-	4,400
Comprehensive loss for the period	$ 3,230,387	$3,541,281	$ 884,623	$1,212,669	$ 5,852,245
Basic and diluted loss per share	$ (0.07)	$ (0.08)	$ (0.02)	$ (0.02)
Weighted average number of shares outstanding	47,836,626	46,267,213	42,417,340	72,231,840

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Unaudited)

For the Period December 31, 2007 and December 31, 2006

(Expressed in United States dollars, unless otherwise stated)

	Three Months ended December 31, 2007	Six Months ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006	November 20, 2002 (Date of Inception) to December 31, 2007

Cash Flows from Operating Activities
Net Loss for the period	$(3,230,387)	$(3,541,281)	$(884,623)	$(1,212,669)	$ (5,847,845)
Add (deduct) non-cash items:
Amortization	368	736	739	739	1,546
Write-down of Mineral Properties	2,396,650	2,421,650	-	-	2,421,650
Shares issued for services	707,190	887,285	21,492	112,486	1,527,325
Write-off of accounts receivable	-	-	-	-	333
Loss on disposal of assets	-	-	-	-	(675)
Gain on forgiveness of debt	-	-	-	-	(137,412)
Changes in non-cash working capital items:
Subscription receivable	-	-	-	(242,303)	-
Accounts receivable	(260)	(371)	231,359	231,359	479
Prepaid expenses	75,405	(46,112)	(53,935)	(185,576)	(68,771)
Accounts payable and accrued liabilities	(54,083)	(3,198)	140,067	278,688	48,211
	(105,117)	(281,251)	(701,893)	(1,272,161)	(2,055,159)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(26,094)	(26,094)	(8,102)
Acquisition of mineral properties	-	(15,000)	-	-	(50,000)
		(15,000)	(26,094)	(26,094)	(58,102)

Cash Flows from Financing Activities
Capital stock issued	-	555,000	-	1,500,000	2,079,780
Demand note	-	-	-	-	180,000
Advances from related parties	-	-	-	-	137,412
		555,000	-	1,473,906	2,397,192
Increase (decrease) in cash from continuing operations	(105,117)	258,749	(727,987)	201,745	283,931
Cash, beginning of the period	389,048	25,182	929,732	-	-
Cash, end of the period	$ 283,931	$ 283,931	$ 201,745	$ 201,745	$ 283,931

Supplemental disclosure of non-cash transactions (Note 5)

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2007

(Stated in US Dollars)  (Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	106,200,000	106,200	(73,950)	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	4,530
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	106,381,200	106,381	(29,601)	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	(83,763)	-	(83,763)

Balance, June 30, 2005	106,381,200	106,381	399	(212,045)	(2,308)	(107,573)

						..........cont’d

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2007

 (Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount

Issued for services	3,000,000	3,000	117,000	-	-	120,000
Shares returned to treasury	(7,297,360)	(7,298)	7,298	-	-	-
Contributed services	-	-	40,000	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	(2,092)	(2,092)
Net loss for the year ended June 30, 2006	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195	-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-
Net Loss	-	-	-	(2,034,931)	-	(2,034,931)

Balance June 30, 2007	42,902,840	42,902	4,557,678	(2,306,563)	(4,400)	2,289,617
						..........cont’d

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’Equity
	Number	Amount
Capital issued for financing	1,336,363	1,337	733,663	-	-	735,000
Capital issued for services	1,540,761	1,541	603,834	-	-	605,375
Net Loss	-	-	-	(310,894)	-	(310,894)
Balance September 30, 2007	45,779,964	45,780	5,895,175	(2,617,458)	(4,400)	3,319,097

Capital issued for services	5,053,528	5,054	889,046	-	-	894,100
Net Loss	-	-	-	(3,230,387)	-	(3,230,387)
Balance December 31, 2007	50,833,492	50,834	6,784,221	(5,847,845)	(4,400)	982,810

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

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

 (An Exploration Stage Mining Company)

Consolidated Statements of Discontinued Operations of Oasis Wireless Inc.

For the Period December 31, 2007 and 2006 and

For the period from November 20, 2002 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

	Period ended December 31, 2007 and 2006	November 20, 2002 (Date of Inception) to December 31, 2007

Revenue
Contract Income	$ -	$ 1,027

Expenses
Amortization	-	$ 1,250
Consulting fees	-	23,577
Office and miscellaneous	-	9,642

	-	(34,469)

Loss before the following	-	(33,442)

Loss on disposal of equipment	-	(676)
Gain on forgiveness of debt	-	34,452
Write-off of receivables	-	(334)

Net loss for the period
	-	-
Other comprehensive loss – foreign exchange	-	-

Comprehensive loss for the period	$ -	$ -

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration and development of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2007 and the consolidated results of operations and consolidated statements of cash flows for the period ended December 31, 2007.

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

	December 31, 2007	June 30, 2007
Deficit accumulated during the exploration stage	$ 5,847,846	$ 2,306,563
Working capital (deficiency)	$ 1,178,474	$ (124,325)

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

Fair Value of Financial Instruments

The fair market value of the Company’s financial instruments comprising cash, accounts receivable, and accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts

Fixed Assets

Fixed Assets are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate between 20% and 30% per annum.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  Actual results could differ from these estimates.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at December 31, 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions.  The corresponding expense of the services rendered are recognized over the period that the services are performed.

Stock Based Compensation

The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

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

Note 4

Related Party Transactions

During the period ended December 31, 2007, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $15,500 (2006:  $49,993).

During the period ended December 31, 2007, 1,823,528 common shares were issued to directors for services. The shares issued for services rendered, valued at fair market value on the dates of issuance for total value of $310,000.

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006.

Note 5

Non-cash Transactions

There were no interest or income taxes paid during 2007 or 2006.

During the period ended December 31, 2007, the company entered into certain non-cash operating activities as follows:

a)

The Company issued 6,594,289 shares valued at $1,499,475 for services. $822,734 has been charged to expenses and $676,741 has been included in prepaid expenses.

b)

The company converted a demand note into 327,272 common shares.

Note 6

Fixed Assets

Cost Opening Balance	Additions During the period	Accumulated Depreciation	Net Book Value at December 31, 2007	Net Book Value at June 30, 2007

$ 8,102	$ -	$ 1,546	$ 6,556	$ 7,292

         Note 7

Demand Note

During the year ended June 30, 2007 the Company issued a note payable which was due on demand, unsecured and non-interest bearing. During the period ended December 31, 2007 the Company settled the note through issuance of 327,272 common shares of the company at a value of $0.55 per share.

        Note 8

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended December 31, 2007:

a)

The Company issued 6,594,289 shares valued at $1,499,475 for services. $822,734 has been charged to expenses and $676,741 has been included in prepaid expenses.

b)

The Company issued 1,009,091 common shares for cash proceeds of $555,000.

c)

The Company converted a demand note into 327,272 common shares.

       Note 9

Mineral Properties

During the period, the Company abandoned letters of intent in both the Ox Creek property north of Austin, Nevada and the Castle Copper–Molybdenum project in Yavapai County, Arizona.  It also terminated the arrangement with Biotronix Research Instruments, its option agreement with Consolidated Global Minerals Ltd. involving the Bailey Hills project in Elko County, Nevada and terminated further development of the El Tiliche property in Sonora, Mexico.   The company wrote off $2,421,650 of capitalized mineral property costs related to these properties.  This write-off is reflected in these financial statements.

       Note 10

Commitments

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$ 7,832
2009	$ 7,832
2010	$ 7,832

      Note 11

Subsequent Events

Subsequent to December 31, 2007, the company entered into a memorandum of understanding to acquire mining rights to the “Cold Creek Gold Property” located in Cassia County, Idaho.  A deposit of $10,000 dollars was paid to the vendor on October 30, 2007.  This deposit is included in prepaid expenses.

The company is also in the process of jointly acquiring, through its 100% owned Mexican subsidiary Minera Jeronimo S.A. de C.V., a mineral concession in Zacatecas, Mexico with Exmin Resources Inc. Terms were agreed to in November, 2007 but is awaiting Board of Director approval pending final registry in Mexico’s federal department of mining.

        Note 12

Discontinued Operations

By a special resolution of the shareholders of the Company dated December 19, 2006, the Company has dissolved its wholly owned subsidiary Oasis.  The only asset of Oasis as at June 30, 2006, was amount receivable totaling $334 this asset was written-off in the period ended September 30, 2006.

 Item 1A.

RISK FACTORS

Except for the following risk factor, we do not believe that there have been any  material changes in our risk factors from those disclosed in our  Annual Report on Form 10-KSB for the period ended  June 30, 2007.

No rights in any mining concessions.

We currently do not have any concessions under contract.  Although management remains confident that it will be able to identify potential mining concessions,  there can be no assurance that our management will be able to locate available concessions or once identified,  that the Company will have sufficient resources to either enter into an agreement or commercially develop these mining concessions.

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

Background

Ammex Gold Mining Corp. ("Ammex” “the company” “the corporation” "we" or "us") is an exploration stage mining company with no mining concessions, ore reserves or mining operations. Our activities to date have been  limited to searching for deposits  from which we may be able to extract precious minerals and designing a process for profitable extraction.   We have conducted exploratory drilling operations on several properties.  As discussed in more detail below, we were not satisfied with drilling results and have abandoned these operations.  There can be no assurance that we will be able to acquire any mining concessions in the future or that commercially viable mineral deposits will exist on any property we may acquire.

page

Properties

We have  terminated the arrangement with Biotronix Resarch Instruments and its option agreement with Consolidated Global Minerals Ltd. involving the Bailey Hills project in eElko County, Nevada,  We have also  terminated further development of the El Tiliche property in Sonora, Mexico.   As a result, we  wrote off $2,421,650 of capitalized mineral property costs related to these properties.  This write-off is reflected in our  financial statements contained in this report.

Bailey Hills:

Bailey Hills is located along the Carlin Trend in northern Nevada southeast of the Rain Mine area.  It was previously explored approximately twenty (20) years ago.  Consolidated Global Minerals acquired the property from a local prospector and we became a joint venture partner with Global in the summer of 2006.

The gold mineralization encountered at Bailey Hills is hosted by silicified breccias at the contact between the Devil’s Gate limestone and the overlying Webb formation siltstones and is often associated with steeply dipping faults.  .  In the fall of 2007, Consolidated Global completed a 15-line CSAMT geophysical survey over the previously drilled area and extending a few miles to the north.  Consolidated Global began a reverse circulation drilling program in the southern target area in December 2006, completing six holes for a total of 5,890 of drilling.  The silicified Devils Gate/Webb contact was intersected in four of these holes with anomalous gold values reported over lengths between 25 and 210 feet.  The target was tested, but the gold values were lower than expected.

In October 2006, we directed a short drilling program to test the northern extension of the horst blocks.  Six drilling sites were planned, but only two holes were drilled for a total of 1,720 feet.  These holes demonstrated that the geophysical interpretation greatly underestimated the depth to the targets in the northern portion of the Bailey Hills project.    Based on the results of  these drill programs, we decided that due to the excessive depths to mineralization and low gold grades, the risk was too great to continue exploration at Bailey Hills.

El Tiliche:

In September 2006, we initiated a 6,000 meter reverse circulation drill program at the El Tiliche Project located in Northwest Sonorma, Mexico.  Six separate target areas were defined by geological mapping and surface geochemical sampling, each with highly anomalous gold values and associated pathfinder elements in outcrop.  A total of 584 rock samples were collected during the initial assessment, 109 of these samples contained gold values greater than 1 gram per ton, with 32 of these greater than 5 grams per ton.  In total 46 holes were drilled.  Some of the better results ran between 1.0 and 2.34 g/t gold but were obtained over short intersects of 1 to 3 meters.

Management concluded that while El Tiliche contained gold grades suitable for potentially bulk mineable bodies, the gold mineralization at El Tiliche was present largely as narrow zones with gold grades insufficient to support underground mining scenarios.  Follow-up geologic work encountered an unexplained placaer gold occurance at the San Filipe area and a copper-molybdenum anomaly on the Rey Midas concession.   Based on these reports, management determined that that the discovery potential is not sufficiently great to continue exploration.

Letters of  Intent:

We have also terminated letters of intent  for both the Ox Creek property north of Austin, Nevada and the Castle Copper–Molybdenum project in Yavapai County, Arizona page

Ox Creek:

The Ox creek property is approximately  20 miles northeast of Austin Nevada.  It was optioned from Don Jennings who was also the owner of the Bailey Hills property.

During the winter of 2006 and spring of 2007, geological reports were studied,  additional data acquired, geology identified and  potential drilling targets identified. After evaluating the foregoing,  our current chief executive officer identified two conceptual targets for possible drilling, but there was no good direct evidence for them.  Based on the available data,  we concluded that the likelihood of finding gold mineralization was not very great.

We considered drilling a few holes, but decided that  the nebulous nature of the targets made this a poor place to expend our limited resources and as a result of the foregoing,  we have no further interest in the Ox Creek property.

Castle Mountain:

Castle Mountain is a body of Copper mineralization partially defined by drilling several years ago about 50 miles NW of Phoenix, Arizona.   It is covered by 1,220 to 1,500 feet of volcanic rocks which are not well consolidated  which would make mining difficult.  If further drilling proved it to be as it seemed from the available data, it would have to be mined in an underground scenario.  We contracted a mining engineer to review the general feasibility and his report was cautiously optimistic.  A field visit revealed that there are several recently built houses over the deposit and a “country ranchettes” sort of subdivision in progress.

Based on the foregoing management concluded that,   while the economics of mining the copper mineralization may possibly be feasible, dealing with the surface landowners would be extremely expensive and perhaps impossible.  As a result, we decided not to pursue the property further.

Subsequent Events:

In January 2008,  we  entered into a memorandum of understanding (“MOU”)with Mitchell L. Bernardi to acquire 16 unpatented lode claims to the “Cold Creek Gold Property” located in Cassia County, Idaho.  A non-refundable deposit of $10,000 has been paid to secure the mining claims.  The  MOU is subject to execution of a definitive agreement and further due diligence on the part of AmMex including but not limited to clearance and adjudication of any water issues.

Assuming that we are satisfied with our ongoing due diligence,  it is contemplated that the definitive agreement will require us to complete an aggregate of  $175,000 in exploration work on the property over a three (3) year period. The Work may include, but is not limited to, ground or airborne geophysics, aerial photography, drilling, transportation costs, assay costs, staking costs, manpower costs, fuel costs, supplies and related expenses that are  directly applicable to the project.

Market Description

Gold and Silver

The market for both gold and silver remains strong.  While we have not identified any properties to conduct any exploratory drilling nor are we under contract for any mining concessions,  the increasing value of gold, silver and other metals continues to increase.  With prices rising and increased demand,  we believe that we will be able to identify properties or obtain mining concessions which otherwise would not have been commercially viable in the past. Since 2001,  gold  has increased from $268 per ounce to its current price of approximately  $925 per ounce and silver has increased from $4.58 per ounce to its current price of   $16.70 per ounce (as of  January 29, 2008).   Management believes that both the gold and silver markets will remain strong for the foreseeable future and that they will be able to identify properties which could result in commercially viable  mining concessions.

page

As of  December 31, 2007 we have no employees except for our executive officers.

Comparison of Operating Results for the Three  and Six Months ended December 31, 2007 to the Three  and Six Months Ended December 31, 2006

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.   Interest income for the three and six  months ended December 31, 2007  was $5,211 and $7,728 respectively as compared to $34,221 for the three and six months ended December 31, 2006.   We did not generate any interest income during the comparable period in 2006.   Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Operating Expenses

For the three and six months ended December 31, 2007  our operating expenses totaled $838,948 and $1,127,359 as compared to $878,844 and $1,246,890 for the three and six months ended December 31, 2006

As a result of our decision to abandon our mining concessions, exploration expenses declined from $499,311 and $568,468 for the three and six months ended December 31, 2006 as compared to $210,000 and $301,637 for the three and six months ended December 31, 2007.  Similarly, our geologist expenses declined from $143,065 and $210,083 to $2,304 and $14,054 respectively.

Employment compensation for the three and six month period ended December 31, 2007 was $130,060 and $182,235 as compared to $18,904 and $37,654 for the three and six months ended December 31, 2006.

Corporate communications for the three and six months ended December 31, 2007 was $315,619 and $353,476 as compared to $28,704 and $59,612 for the comparable periods in 2006.  Most of this expense represents stock based compensation.

Professional fees for the three and six months ended December 31, 2007 were $101,788 and $163,076 as compared to $55,315 and $130,020 for the comparable periods in 2006.

Since we made the decision to terminate our agreement in connection with the Bailey Hills property in Elko, Nevada,  we  wrote off $25,000 of the capitalized costs related to this property.

Net Income (loss)

Our Net Loss from operations for the three and six months ended December 31, 2007 was $(833,948) and $(1,127,359) as compared to a net loss of  $(844,623) and $(1,212,669) during the comparable periods in 2006.  Our net loss for the three and six months ended December 31, 2007 was $(3,230,387) and $(3,541,281) as compared to a Net Loss of $(884,623) and $(1,212,669) for the comparable periods in 2006.  The reason for the significant increase in our quarterly loss was a write down of our mineral properties totaling $2,396,650.

For the three and six months ended December 31, 2007 we had a net loss per share of $(0.07) and $(0.08) as compared to a net loss per share of $(02) for both the three and six months ended December 31, 2007.

Until such time as we are able to enter into an agreement to acquire a mining concession and we determine that the mineral deposits  can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

page

Liquidity and Capital Resources

Assets and Liabilities

As of December 31, 2007, we had cash totaling $283,931 and prepaid expenses totaling $740,055  as compared to $25,183 in cash and $81,793 in prepaid expenses as of  June 30, 2007.  Total current assets were $1,031,021 as compared to $107,084.  Our fixed assets as of  December 31, 2007 were $6,556.  We have written off all of our mineral properties as of December 31, 2007.  As of June 30, 2007,  we had fixed assets of $7,292 and mineral properties  valued at $2,406,650.   We have total assets of $1,031,021  as compared to $2,521,026.

Our current liabilities as of December 31, 2007 totaled  $48,211  as compared to $231,409 at June 30, 2007.   The reduction in our current liabilities is primarily attributable to satisfaction of a demand note in the amount of  $180,000.   The note was converted into 327,272 shares of our common stock at the rate of $0.55 per share.

 We have a working capital surplus (current assets less current liabilities)  of $978,885  as compared to a working capital deficit of $124,325.   We anticipate that we will be able to meet our currently existing obligations.  If we enter into any agreements for mining concessions which require us to expend capital for exploratory activities,  we will likely have to secure additional funding of which there can be no assurance.

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

page

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

page

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

 Item 1.

Legal Proceedings.

None.

 Item 2.  Unregistered Sales of Equity Securities,

On November 29, 2008 we issued a total of 1,323,528 shares  of our common stock to our current officers for services rendered.  We issued these shares in lieu of cash compensation due these officers.  We also issued on that same date, 441,176  shares of our common stock to our former chief executive officer  for  accrued salaries and services rendered while serving as our chief executive officer.   All shares of common stock were valued as of the grant date.

We relied on the exemption from registration afforded by Section 4(2) of the Securities Act when issuing the above identified shares.

Item 3.  Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended  December 31, 2007  to a vote of the Company’s securities holders.

 Item 5. Other Information

Not applicable

page

Item 6. Exhibits and Report on Form 8-K

During the quarter ended December 31, 2007,   we filed on December 21, 2007 a report on   Form 8-K  in connection with the resignation of our Christopher Crupi as an officer and director and the appointment of Mr. Birge as our chief executive officer and director.

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

                           AmMex Gold Mining Corp.

Date:  February 11,  2008

                               By: /s/ W. Campbell Birge

                               --------------------------------

                               W. Campbell Birge

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ W. Campbell Birge

Date:   February 11,  2008

    -----------------

    W. Campbell Birge

    CEO/ Director