Form 10-Q
period 2008-03-31
Ammex Gold Mining Corp.
filed 2008-05-14
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 000-26703

AMMEX GOLD MINING CORP.
(Name of registrant as specified in its charter)

NEVADA	98-0409895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverly Street Ottawa, Ontario, Canada	K2P OW5
(Address of principal executive offices)	(Zip Code)

(613)226-7883
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a nonaccelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer

[  ]

Accelerated Filer

Non-accelerated Filer

[  ]

Small Reporting Company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes [  ]   No[X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 50,792,731  shares of Common Stock, $0.001 par value as of  May 1, 2008.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantatative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended March 31, 2008 and 2007

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

 “W. Campbell Birge”

W. Campbell Birge

President

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at March 31, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

                     March 31,

   June 30,

                                   2008

          2007

                        (Unaudited)

      (Audited)

Assets

Current Assets
Cash	$192,309	$25,183
Prepaid Expenses	330,533	81,793
Accounts Receivable	523	108
	523,365	107,084

Fixed Assets (Note 6)	6,193	7,292
Mineral Properties (Note 9)	10,000	2,406,650
	16,193	2,413,942
	$539,558	$2,521,026

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$28,650	$51,409
Demand Note (Note 7)	-	180,000
	28,650	231,409
Stockholders’ Equity
Common stock, $0.001 par value (Note 8)	50,834	42,902
Additional Paid-in capital	6,784,221	4,557,678
Deficit accumulated during the Development Stage	(6,319,747)	(2,306,563)
Accumulated other comprehensive loss	(4,400)	(4,400)
	510,908	2,289,617
	$539,558	$2,521,026

Going concern (Note 1) Commitments (Note 10) and Subsequent Events (Note 11)

Signed on behalf of the Board of Directors

W. Campbell Birge                                                            Charles William Reed

_______________                                                         __________________

Director                                                                               Director

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended March 31, 2008 and March 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2008	Nine Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007	Nine Month Period Ended March 31, 2007	Cumulative Since November 20, 2002 to March 31, 2008
Revenue
Interest Income	$ 1,659	$ 9,388	$ 160	$ 2,518	$ 43,880
Expenses
Exploration Expenses	26,752	328,389	270,018	827,567	1,444,925
Geologists	10,739	24,793	35,289	245,373	259,669
Advertising and Promotion	662	13,787	1,005	52,920	68,586
Consulting Fees	42,132	103,460	3,083	90,398	363,171
Corporate Communications	27,128	380,604	22,089	81,701	501,582
Employment Compensation	293,535	475,770	18,493	56,147	670,770
Insurance	11,397	36,069	13,867	28,477	77,710
Amortization	363	1,099	1,464	2,203	1,909
Office and Miscellaneous	360	5,633	34,934	50,806	72,880
Professional Fees	53,377	216,453	15,835	170,854	545,791
Rent	2,427	6,381	10,812	25,059	17,167
Travel and Lodging	3,796	7,488	573	8,400	16,112
Interest and Service charges	893	997	6,719	9,639	4,665
Total Operating Expenses	473,561	1,600,921	434,181	1,649,544	4,044,937
Loss for the period before other item:	471,902	1,591,533	434,021	1,647,026	4,001,057
Other items:
Write-down of mineral properties	-	2,421,650	-	-	2,421,650
Mineral Property costs (1)				2,645,543	-
Gain on forgiveness of debt	-	-	-	-	(102,960)
Net Loss for the period from continuing operations	471,902	4,013,183	434,021	4,292,569	6,319,747

Net loss for the period	471,902	4,013,183	434,021	4,292,569	6,319,747
Other comprehensive loss:
Foreign currency translation	-	-	-	-	4,400
Comprehensive loss for the period	471,902	4,013,183	434,021	4,292,569	$ 6,324,147
Basic and diluted loss per share	0.01	0.08	0.01	0.10
Weighted average number of shares outstanding	50,833,492	47,778,236	42,642,507	42,208,070

(1)

This amount was transferred to the balance sheet as Mineral Property cost in the subsequent quarter.

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Unaudited)

For the Period March 31, 2008 and March 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Nine Months ended March 31, 2008	Nine Months Ended March 31, 2007	November 20, 2002 (Date of Inception) to March 31, 2008

Cash Flows from Operating Activities
Net Loss for the period	(4,013,183)	(4,292,569)	$ (6,319,747)
Add (deduct) non-cash items:
Amortization	1,099	2,203	2,272
Write-down of Mineral Properties	2,421,650	-	2,421,650
Shares issued for services	1,275,400	168,466	1,915,440
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(137,412)
Changes in non-cash working capital items:
Subscription receivable	-	-	-
Accounts receivable	(415)	334	435
Prepaid expenses	(34,665)	-	(57,374)
Accounts payable and accrued liabilities	(22,759)	273,903	28,650
	(372,873)	(3,847,663)	(2,146,521)
Cash Flows from Investing Activities
Purchase of equipment	-	(26,094)	(8,102)
Acquisition of mineral properties	(15,000)	2,371,650	(50,000)
	(15,000)	2,345,556	(58,102)

Cash Flows from Financing Activities
Capital stock issued	555,000	1,500,000	2,079,780
Demand note	-	100,000	180,000
Advances from related parties	-	-	137,412
	555,000	1,600,000	2,397,192
Increase (decrease) in cash from continuing operations	167,127	97,893	192,309
Cash, beginning of the period	25,182	-	-
Cash, end of the period	192,309	97,893	$ 192,309

Supplemental disclosure of non-cash transactions (Note 5)

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to March 31, 2008

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

For the period November 20, 2002 (Date of Inception) to March 31, 2008

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

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Capital issued for financing	1,336,363	1,337	733,663	-	-	735,000
Capital issued for services	1,540,761	1,541	603,834	-	-	605,375
Net Loss	-	-	-	(310,894)	-	(310,894)
Balance September 30, 2007	45,779,964	45,780	5,895,175	(2,617,458)	(4,400)	3,319,097

Capital issued for services	5,053,528	5,054	889,046	-	-	894,100
Net Loss	-	-	-	(3,230,387)	-	(3,230,387)
Balance December 31, 2007	50,833,492	50,834	6,784,221	(5,847,845)	(4,400)	982,810

Net Loss	-	-	-	(471,902)	-	(471,902)
Balance March 31, 2008	50,833,492	50,834	6,784,221	(6,319,747)	(4,400)	510,908

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

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended March 31, 2008.

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

	March 31, 2008	June 30, 2007
Deficit accumulated during the exploration stage	$ 6,319,747	$ 2,306,563
Working capital (deficiency)	$ 504,715	$ (124,325)

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at March 31, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 4

Related Party Transactions

During the period ended March 31, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $8,626 (2007:  $29,982).

By a lease agreement dated July 6, 2006, with a company having a director in common with a director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006.  During the period ended March 31, 2008, the Company incurred rent expense of $6,381 (2007: $25,069).

Note 5

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007.

During the period ended March 31, 2008, the company entered into certain non-cash operating activities as follows:

a)

The Company expensed $1,275,400 (2007: $168,466) for common shares issued for services.

Note 6

Fixed Assets

Cost Opening Balance	Additions During the period	Accumulated Depreciation	Net Book Value at March 31, 2008	Net Book Value at June 30, 2007

$ 8,102	$ -	$ 1,909	$ 6,193	$ 7,292

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

During the period ended March 31, 2008:

a)

The Company issued 6,594,289 shares valued at $1,499,475 for services. $822,734 has been charged to expenses and $676,741 has been included in prepaid expenses.

b)

The Company issued 1,009,091 common shares for cash proceeds of $555,000.

c)

The Company converted a demand note into 327,272 common shares.

      Note 9

Mineral Properties

Cold Creek

On January 15, 2008, the company entered into a memorandum of understanding (“MOU”) to acquire mining rights to the “Cold Creek Gold Property” located in Cassia County, Idaho.  A non refundable deposit of $10,000 dollars was paid to the vendor on October 30, 2007.  As part of the memorandum of understanding, the company is required to meet the following work commitments:

•

Upon signing of MOU, the company will reimburse geologist consultants of $10,000 for staking and filing costs; and

•

In year 2, make advanced minimum royalty payments of $25,000 to the vendor, and incur $50,000 in exploration expenditures; and

•

In year 3, make advanced minimum royalty payments of $40,000 to the vendor, and incur $75,000 in exploration expenditures; and

•

In year 4 and beyond, make advanced minimum royalty payments of $60,000 on each subsequent anniversary of signing the formal agreement.

In addition to the above, the company is subject to a 2% net smelter return royalty payable to the vendor.  The company has the right to purchase the retained net smelter return royalty for a cash payment of $2,000,000 dollars prior to production, and the vendor will no longer retain an interest.

Upon signing of the formal agreement, the company will issue 250,000 shares of AmMex treasury stock and incur $50,000 in exploration expenditures during the year.

Melchor Ocampo, Zacatecas

On March 31, 2008, the company entered into a Joint Venture agreement for exploring a mining concession in the Melchor Ocampo municipality in Zacatecas, Mexico.  The company will acquire a 70% ownership interest after it has spent $150,000 dollars in exploration drilling costs.

White Rock Concession

On March 31, 2008, the company entered into a Joint Venture letter of agreement for exploring the White Rock mining property located in northeastern Elko County, Nevada.  The company agreed to fund $150,000 dollars for an initial exploration drill program once the parties have agreed to a budget.

During the period ended December 31, 2008, the Company abandoned letters of intent in both the Ox Creek property north of Austin, Nevada and the Castle Copper–Molybdenum project in Yavapai County, Arizona.  It also terminated the arrangement with Biotronix Research Instruments, its option agreement with Consolidated Global Minerals Ltd. involving the Bailey Hills project in Elko County, Nevada and terminated further development of the El Tiliche property in Sonora, Mexico.   The company wrote off $2,421,650 of capitalized mineral property costs related to these properties.  This write-off is reflected in these financial statements.

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

Background

AmMex Gold Mining Corp. ("AmMex” “the Company” “the corporation” "we" or "us") is an exploration stage mining company.  The Company has no current  mining  operations or  ore reserves.  Our activities to date have been  limited to searching for deposits  from which we may be able to extract precious minerals and designing a process for profitable extraction.   We have conducted exploratory drilling operations on several properties.  As discussed in more detail below, we were not satisfied with drilling results and have abandoned these operations.  There can be no assurance that we will be able to acquire any mining concessions in the future or that commercially viable mineral deposits will exist on any property we may acquire.

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years.  While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies.  Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals.  There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies  or strained international relations.  Contributing further to the increasing price of both gold and silver is the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States.

Gold prices have generally trended upward during the last five years, from a low of just under $260 per ounce in early 2001 to a high of $1,010   per ounce in March  2008.   Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $21.00 in March 2008.   Even though the price of both gold and silver have declined since reaching their highs in March 2008,  management remains encouraged with its drilling program and will continue to drill additional wells.  If commercially recoverable deposits are identified, management intends to enter into an agreement with a mining partner who has experience in mining operations.

As of  March 31, 2008 we have no employees except for our executive officers.

Properties

As of December 31, 2007,  we had no mining concessions under contract.  On January 15, 2008 we signed a memorandum of understanding with Mitchell Bernardi to acquire a 100% interest in the Cold Creek Property.  The property consists of 16 unpatented lode claims situated in Cassia County, Idaho.  The Company had previously   paid a non-refundable deposit of $10,000.  The agreement is subject to execution of a definitive agreement.   Prior to commencement of any drilling activities, the Company must clear certain water use issues with the Bureau of Land Management.  Assuming the execution of a definitive agreement,  the Company will be required to spend a total of $175,000 in costs on the property including but not limited to geophysics, drilling, aerial photography, assay costs and staking costs.  Upon execution of a definitive agreement,  the Company will be required to issue to Bernardi, or his assignee, a total of 250,000 shares of its common stock.  The Seller will be paid an advance minimum royalty of $25,000 on the first anniversary date of the definitive agreement,  $40,000 on the second anniversary date and $60,000 per year thereafter subject to a minimum NSR of 2%.

On March 31, 2008 the Company entered into a joint venture agreement with Exmin Resources, Inc., the owner of a mining concession in the Melchor Ocampo municipality in Zacatecas, Mexico.  The joint venture will be owned 70% by AmMex and 30% by Exmin and title to the property will reflect the same percentage of ownership.

AmMex will be required to fund the first $150,00 of drilling costs.  After the expenditure of the $150,000, all further costs will be borne 70% as to AmMex and 30% as to Exmin.

Comparison of Operating Results for the Three  and Nine Months ended March 31, 2008 to the Three  and Nine Months Ended March 31, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.   Interest income for the three and nine months ended March 31, 2008  was $1,659 and $9,388 respectively as compared to $160 and $2,518 for the three and nine months ended March 31, 2007.   Interest income since inception totaled $43,880. Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.

Operating Expenses

For the three and nine months ended March 31, 2008  our operating expenses totaled $473,561 and $1,600,921 as compared to $434,181 and $1,649,544 for the three and nine months ended March 31, 2007.  Total operating costs since inception were $4,044,937.

As a result of our decision to abandon our prior existing mining concessions, exploration expenses declined significantly.  For the three and nine months ended March 31, 2008,  exploration expenses were $26,752 and $328,389 as compared to $270,018 and $827,567 for the three and nine month period ended March 31, 2007.   Similarly, our geologist expenses have declined to $10,739 and $24,793 as compared to $35,289  and $245,373 for the comparable periods in 2008 and 2007.

Employment compensation for the three and nine month period ended March 31, 2008 was $$293,535 and $475,770 as compared to $22,089 and $81,701 for the three and nine months ended March 31, 2007.

Corporate communications for the three and nine months ended March 31, 2008 was $27,128 and $380,604 and $22,089 and $81,701 for the comparable periods in 2007.  Most of this expense represents stock based compensation.

Professional fees for the three and nine months ended March 31, 2008 were $53,377 and $216,453 as compared to $15,835 and $170,854 for the three and nine months ended March 31, 2007.

Net Income (loss)

Our Net Loss from operations for the three and nine months ended March 31, 2008 was $(471,902) and $(1,591,533) as compared to a net loss of  $(434,021) and $(1,649,544) during the comparable periods in 2007.  Our net loss for  the three and nine months ended March 31, 2008 was $(471,902) and $(4,013,183) as compared to a Net Loss for the comparable periods in 2007 of  $(434,021) and $(4,292,569) respectively.

Until such time as we are able to enter into an agreement to acquire a mining concession and we determine that the mineral properties  can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of March 31, 2008, we had cash totaling $192,309 and prepaid expenses totaling $330,533  as compared to $25,183 in cash and $81,793 in prepaid expenses as of  June 30, 2007.  Total current assets were $523,365 as compared to $107,084.  Our fixed assets as of  March 31, 2008 were $6,193 as compared to $7,296.  Mineral properties as of March 31, 2008 were valued at $10,000 as compared to  $2,406,650 as of June 30, 2007.  As of December 31, 2008,  we had written off all of our prior mining deposits.   We have total assets of $539,558  as compared to $2,521,026.

Our current liabilities as of March 31, 2008 totaled  $28,650  as compared to $231,409 at June 30, 2007.   We have a working capital surplus (current assets less current liabilities)  of  $494,715 as compared to a  working capital deficit of $124,325 at June 30, 2007.  The reason for the significant change in our working capital is the conversion of $180,000 of a demand note into shares of our common stock at $0.55 per share.    While we anticipate that we will be able to meet our currently existing obligations, in order for the Company to fully develop its mining concessions,  the Company will require  additional funding of which there can be no assurance.

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

 Item 3.

Quantitative and Qualitative Disclosure

Not applicable.

Item 4:

  Controls and Procedures.

As of the end of the period covered by this Report, the Company's President, and  principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their  evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including those officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.

None.

Item 1A.

Risk Factors.

There were no material changes in our risk factors from those disclosed in our annual report on Form 10-KSB for the period ended June 30, 2007.

 Item 2.  Unregistered Sales of Equity Securities.

None.

Item 3.  Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended  March 31, 2008  to a vote of the Company’s securities holders.

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

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AmMex Gold Mining Corp.

Date:  May 13, 2008

                               By: /s/ W. Campbell Birge

                               --------------------------------

                               W. Campbell Birge

                               CEO and Director

Date:   May 13,  2008

By:/s/ Lucie Letellier

---------------------------------

Chief Financial Officer