Form 10-K
period 2008-06-30
Ammex Gold Mining Corp.
filed 2008-10-14
CIK 1273507

United States

Securities and Exchange Commission

Washington, D.C. 20549

  -----------------------------------------------------------------------------------------------------------------------------------

      Form 10-K

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934

          For the Fiscal Year Ended June 30, 2008

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

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the

Securities Act                                                                      Yes [  ] No [ X ]

Indicate by check mark  if the registrant is not required to file reports pursuant to Section 13 or Section

15(d) of the Act

Yes [  ] No [ X ]

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure  of  delinquent  filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes(   )    No (X)

Of  the  50,833,492 shares  of  voting  stock  of  the  registrant  issued  and outstanding as of  August 31, 2008,  47,807,471 shares  were  held  by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on September 22,  2008  was approximately $1,912,300 (based on a closing price of $0.04 per share).

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __________      No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  by check mark the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  50,833,492   shares of Common Stock, $.001 par value as of  August 31, 2008.

DOCUMENTS  INCORPORATED BY REFERENCE:             None

PART I.

           This Form 10-K contains "forward-looking statements" relating to AmMex Gold Mining Corp. ("AmMex”” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

 Item 1.  Description of Business.

Background

We were incorporated on November 20, 2002 under the laws of the state of Nevada.  Our initial focus was to                         develop high speed wireless internet access to the public via public hot spots. A hot spot is a  location  that is typically positioned in an area of high public traffic such as  a  downtown  core;  train,  bus,  ferry, or subway locations; hotel lobbies; coffee  shops  and similar venues.  We were not successful in launching this business and we terminated this business in early 2006.  In June 2006, Christopher Crupi was hired as our new president and chief executive officer. With the appointment of Mr. Crupi, management made the decision to refocus the Company’s business operations on  precious metal exploration,  primarily gold and silver in North America.  On August 18, 2006, we amended our certificate of incorporation with the state of Nevada to change our name to Ammex Gold Mining Corp.  to more accurately reflect our new business focus.  On  December 19, 2007 , Mr. Crupi  tendered his resignation as an officer and director of the Company. Mr. Crupi resigned for personal reasons indicating that he no longer had sufficient time to devote his attention to the operations of the Company.   Mr. Crupi also indicated that his resignation was not the result of any disagreement with the Company  on any matters relating to the registrant’s operations, policies or practices.

Concurrent with the resignation of Christopher Crupi,  our Board of Directors appointed W. Campbell Birge as our new chief executive officer.  Mr. Birge was also appointed to our Board of Directors to fill the seat vacated by Mr. Crupi.

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

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations.  We currently do not have sufficient funds to implement our business plan and continuing our exploratory mining ventures.  If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.  Until now, we have relied primarily on equity financing to fund our operations.  There can be no assurance that we will be able to secure additional  equity or debt financing in the future.

MARKET DESCRIPTION

Gold and Silver:

We are a precious metals exploration and development company. The gold and silver markets have been strong since 2001, where gold has increased from $268 per ounce to a high of over $1,000 per ounce to  its current price of approximately $850 per ounce. Silver has increased from $4.58 per ounce to a high of $21.00 per ounce to its current price of approximately $13.85  per ounce (as of September 5, 2008).  Management believes that both the gold and silver markets will remain strong for the foreseeable future.

Properties

Due to cash constraints and poor drilling results we have abandoned the following projects:

Minera Jeronimo:

On July 25, 2006 we acquired 100% of Minera Jeronimo S.A. de C.V.  We  acquired Minera Jeronimo by issuing 1,455,000 restricted shares  of  our common shares,  valued at $1.63 per share for a total consideration of $2,371,650.  Drilling results were not promising and we have abandoned this property.

Bailey Hills Property (Elko Nevada):

On July 31, 2006 we entered into an option agreement to earn an 80% interest from Consolidated Global Minerals Ltd. in the Bailey Hills property located along the Carlin Trend within the Great Basin of Nevada. The Bailey Hills project covers approximately 4.5 square miles (approx. 3,000 acres) and consists of 150 mining claims within the southernmost part of the Carlin Trend, along a prospective northwest structural zone which hosts numerous world-class gold deposits. Results from surface exploration, geophysics and initial drilling  were favorable and a drill program was implemented.

However, preliminary results from the drill program were not successful and we abandoned this project.

Callaghan Property (Austin, Nevada):

On July 17, 2006 we signed a Letter of Intent to acquire a 100% interest in 29 claims, located 13 miles northeast of Austin, Nevada (Callaghan Property).  Available data from prior exploration in the area confirmed  the presence of highly anomalous concentrations of gold, arsenic, antimony, mercury, zinc and silver in soils, rock chips and drill cuttings, with associated decalcification of silty limestones and locally intense silicification.  After exploring drilling opportunities and after our geologists compiled  available data, we decided to abandon this project.

The Concha Project:

Our current operations are focused on the Concha project in Mexico.  Mexico is currently one of the world’s largest mineral producers. It is an ideal country for mining companies to operate given its stable government and inclusion in NAFTA.

              In March  2008 we entered into a joint venture agreement to acquire 7,767 hectare Concha mineral concession located in the Melchor Ocampo mining district of Zacatecas, Mexico in conjunction with EXMIN Resources Inc. (“Exmin”)  We provided  confidential exploration data in order for EXMIN to stake an area with known potential for polymetallic mineralization in an area with intense exploration and mining activity.  The name of the joint venture is:

The AMMEX/EXMIN EXPLORATION JOINT VENTURE.

Cerro Gordo Prospect
Exmin SA de CV
El Trebol
El Carpintero
Melchor Ocampo District
Melchor Ocampo
Noche Buena Mine
Term. de Providencia Mine
Peñasquito Mine
Mazapil
Concepcion del Oro
CONCEPCION DEL ORO DISTRICT
Rocamontes District
Santa Rosa Mine
Matehuapil Mine
San Jose de Carbonerillas Mine
Camino Rojo Project
EXPLANATION
Magnetic Anomaly
Mine
Project
HighWay
Road

Concha covers a 7 km by 2 km magnetic anomaly in a valley near outcropping mineralization with several small mines and prospects that were exploited in the past. Mineralization in the region is characterized by gold, zinc and silver replacement deposits related to intermediate intrusions and by diatremes, as at Penasquito. Stream sediment and soil samples in the area of the magnetic anomaly show anomalous metal values. Seven samples of loose rock fragments, or "float", collected in the valley fill material in the region of the anomaly averaged 0.435 grams per metric ton (g/t) gold, and 5 g/t silver, with one sample yielding 1.0 g/t gold and 229 g/t silver; one sample also reported 1.46% lead.

EXMIN held some adjacent ground and their ability to move quickly to claim the concession was key with the acquisition. The property has never been drilled.  A work program with the objective to establish drill targets on the property has commenced.

Under the terms of a Joint Venture Agreement between the two companies, AmMex will provide detailed data and fund the first round of exploration drilling up to US $150,000 to earn a 70% project interest while EXMIN will earn a 30% project interest for staking the concession and being the project operator for the initial phase of exploration. Costs incurred after the initial US $150,000 will be split 70/30 with AmMex required to pay 70% of additional costs..

             EXMIN is currently the  project operator.  However,  AmMex reserves the right to identify drilling sites and advise  EXMIN as to the appropriate expenditure of the funding supplied by AmMex. The majority owner of the joint venture retains the right to name the project manager.

Upon execution of the Joint Venture we agreed to the following allocation of the $150,000 in drilling expenses:

First Pass Drilling Budget:

Category

Rate

Cost

Road Construction

50 hrs @ $100/hr

US$     5,000

RC Drilling

2000 meters @ $50/meter

100,000

Sample assays

1000 samples @ $30/sample

30,000

Salaries

2 geologists and helpers

10,000

Travel and Camp expenses

25 days @ 100/day

5,000

                                                                                                                                                $150,000

The above costs and related expenses were incurred and paid by Exmin and we reimbursed Exmin a total of $150,000 for these expenditures thus earning our 70% interest in the joint venture.

 However,  EXMIN, the project’s operator, exceeded the budgeted drilling program.  We have not paid for those expenses submitted in excess of the budgeted amounts.    We are now in discussion with EXMIN on how to address those expenses incurred by Exmin in excess of the budgeted amounts.   If we do not make the required contribution,  we may be deemed in default after notice and failure to cure from Exmin. Exmin will then have the right to reacquire our percentage interest in the joint venture upon reimbursing us for all sums paid to date.

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

We have no current operations and extremely limited resources.   We have incurred losses in the past and will likely continue to incur losses unless we are able to develop our joint venture on the La Concha property.  . Even if the Exmin joint venture identifies gold or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources or generate sufficient revenues to operate profitably.

We will need to raise additional capital.

The commercial exploitation of the mining property and the potential acquisition of additional properties will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition.

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

No ongoing mining operations

We are not a mining company and have no ongoing mining operations of any kind. Our sole operations at this time are the EXMIN Joint Venture.  If this joint venture is not successful,  it is unlikely that we will be able to continue operations and you will lose your investment.

There may be insufficient mineral reserves to develop the property and our estimates may be inaccurate .

There is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of gold from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations.  There can be no assurance that gold recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping rations or recovery rates may affect the economic viability of any project.

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

The current price of an ounce of gold on September 22, 2008  was approximately $900  per ounce. The price of gold has generally increased over the past few years.  However, during the last six months there has been a slow decline marked by unexpected increases.  This has contributed to the renewed interest in gold mining and companies engaged in that business, including the exploration for gold. However, in the event that the price of gold falls, the interest in the gold mining industry may decline and the value of the Company's business could be adversely affected. Further, although it is anticipated that gold mining costs outside of the United States and Canada will be appreciably lower,  no assurances can be given that the situation will remain, or that gold will remain at a price that will make mining operations profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of gold resources. Such conditions have resulted in period of excess supply of and reduced demand for gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for gold. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  We cannot predict what the market for gold will be in the future.

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

The Company will have to hire key employees and consultants knowledgeable in operating exploratory and drilling activities.  There can be no assurance that we will be able to locate qualified employees or consultants and if located, there can be no assurance that we will have sufficient funds to pay for their services. In addition, both Mr. Reed and Mr. Birge  do not devote a majority of their time to the operations of the Company.  There can be no assurance that either Mr. Birge  or Mr. Reed  will be able  to commit sufficient time to our operations.

 Our executive officers serve as executive officers of another mining company.

Both Mr. Reed and Ms. Letellier also serve as executive officers of Paramount Gold and Silver Corp, an exploratory stage mining company.  Our executive officers  may be presented with business opportunities suitable for either entity.   No formal plan or arrangement has been agreed upon to determine the resolution of any conflicts of interest.

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

We incurred significant losses since our inception and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable mining reserves, there can be no assurance that we will have sufficient financing to exploit these reserves or find a willing buyer for the properties.

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

We may issue additional common shares in the future which would dilute the outstanding shares .

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

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are currently not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to  potential  risks  relating to our internal  controls  over financial  reporting and our ability to have those  controls  attested to by our independent auditors.

     As directed by Section 404 of the  Sarbanes-Oxley  Act of 2002 ("SOX 404"), the Securities and Exchange  Commission adopted rules requiring public companies to  include a report of  management  on the  company's  internal  controls  over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements  must also  attest to and report on  management's  assessment  of the effectiveness  of the company's  internal  controls over financial  reporting as well as the operating  effectiveness of the company's internal controls. We are evaluating our internal  control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls,  as a required  part of our Annual Report on Form 10-K  beginning  with our report for the fiscal year ended June 30, 2009.

     We expect to expend significant resources in developing the necessary documentation and testing  procedures  required by SOX 404, there is a risk that we will not comply with all of the  requirements  imposed  thereby.  At present, there is no  precedent  available  with  which to measure  compliance  adequacy. Accordingly,  there can be no positive assurance that we will receive a positive attestation from our independent  auditors. In the event we identify significant deficiencies  or material  weaknesses  in our internal  controls  that we cannot remediate in a timely manner or we are unable to receive a positive  attestation from our independent  auditors with respect to our internal controls,  investors and others may lose  confidence in the  reliability of our financial  statements and our ability to obtain equity or debt financing could suffer.

"Penny  stock" rules may make buying or selling the common stock  difficult  and severely limit their market and liquidity.

     Trading in the  Company's  common  stock is subject to certain  regulations adopted by the SEC commonly  known as the "Penny  Stock  Rules".  The  Company's common  stock  qualifies  as penny stock and is covered by Section  15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"),  which imposes additional sales practice  requirements on broker/dealers who sell the Company's common stock in the market.  The "Penny  Stock" rules govern how  broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock,  the  broker/dealer  must make a special  suitability  determination  and receive from clients a written  agreement prior to making a sale. The additional burdens  imposed upon  broker/dealers  by the "penny stock" rules may discourage broker/dealers from effecting  transactions in the Company's common stock, which could  severely  limit  its  market  price and  liquidity.  This  could  prevent investors from reselling our common stock and may cause the price of the common stock to decline.

Although  publicly  traded,  our  common stock has  substantially  less liquidity  than the average  trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

     Although  the  Company's   common  stock  is  listed  for  trading  on  the Over-the-Counter  Electronic  Bulletin  Board,  the trading market in the commons stock has  substantially  less  liquidity  than the average  trading  market for companies  quoted on other  national  stock  exchanges and our price may fluctuate dramatically.  A public trading market having the desired  characteristics of depth,  liquidity and orderliness depends on the presence in the  marketplace  of willing buyers and sellers of our common stock at any given time.  This presence  depends on the individual  decisions of investors  and  general  economic  and market  conditions  over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate  significantly in the future,  and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market  volatility  in the  future  could  adversely  affect  the  price  of the Company's  common stock,  and the current  market price may not be indicative of future market prices.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" relating to Ammex Gold Mining Corp. (“Ammex”  “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

 Item 2.  Description of Properties.

Our corporate headquarters are located at 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 750 square feet .  Our monthly rent is $700   Our current lease runs through to July 31, 2010.    The office facilities meet our current needs and our current monthly rent is equivalent to the monthly rent we would be required to pay for similar office space.

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

The high and low bid price for those periods in which quotes are available is set forth below:

2008

HIGH

LOW

First Quarter

$0.17

$0.07

Second Quarter

$0.15

$0.06

Third Quarter (through September 22)

$0.07

$0.03

2007

First Quarter

$0.63

$0.31

Second Quarter

$0.52

$0.35

Third Quarter

$0.52

$0.24

Fourth Quarter

$0.25

$0.14

2006

First Quarter

$nil

$nil

Second Quarter

$nil

$nil

Third Quarter

$1.92

$0.04

Fourth Quarter

$0.72

$0.32

  B.   Holders

As of  August 31, 2008  there were  133  shareholders  of record of our Common Stock.

Our transfer agent is Corporate Stock Transfer. Their mailing address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209 and their telephone number is 303-282-4800.

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

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 6,000,000 shares of Common Stock .  Pursuant to the Plan, we have issued 500,000 shares  of common stock and 500,000 options at a price of .20 per share to Campbell Birge.   As of the date hereof, no Stock Appreciation Rights, Restricted Stock or Registered Stock have been issued under the Plan.

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

E.   Sale of Unregistered Securities

We have issued shares of our common stock for services rendered and pursuant to a pivate placement of the Company’s securities.   to acquire mineral rights.  We  relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

With respect to the sale of all unregistered securities:

-    the  sale  was  made  to  a  sophisticated  or  accredited  investor,  as  defined in Rule 502;

-    we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive  answers  concerning  the terms and      conditions of the offering and to obtain  any  additional  information  which  we  possessed or could acquire without

     unreasonable  effort or expense that is necessary to verify the accuracy of   information furnished;

-    at  a  reasonable  time  prior  to  the  sale of securities, we advised the  purchaser  of  the  limitations  on  resale in the manner contained in Rule   502(d)2; and

-    neither  we  nor  any  person  acting  on our behalf sold the securities by any form of general solicitation or general advertising; and

The $555,000 received from the sale of unregistered securities was used for general working capital purposes.

Item 6.

SUMMARY OF FINANCIAL DATA

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2008 and 2007.

	Year Ended June 30, 2008	Year Ended June 30, 2007
	(Audited))	(Audited)
Revenue	$9,831	$2,631
Expenses	$4,411,702	$2,037,562
Cash	$82,054	$25,183
Total Assets	$258,864	$2,521,026
Current Liabilities	$114,015	231,409
Total Liabilities	$114,015	$231,409
Working Capital (Deficit)	$139,015	$(124,325)
Accumulated Deficit	$6,708,431	$(2,310,963)

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2008.

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

 .

Results Of Operations For Fiscal Year Ended June 30, 2008  as compared to June 30, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date.   All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.  Interest income for the year ended June 30, 2008 totaled $9,833 as compared to $2,631 for the year ended June 30, 2007.  All funds generated from the sale of our securities are deposited in an interest bearing account subject  to transfer to our operating account to meet ongoing expenses.

Operating Expenses

We incurred expenses totaling  $4,411,702 as compared to  $2,037,562 during the prior year.  While expenses related to our drilling efforts decline significantly this past year, the write down of our mineral properties, totaling $2,431,650, severely impacted our total operating expenses and the losses we incurred for the year.   Specifically,  exploration expenses declined from $1,116,537 to $500,010.  Expenses for geologists declined from $234,876 to $29,593.  While expenses directly related to our drilling efforts declined, expenses related to our overall operations increased.  Corporate communications increased from $120,978 to $409,928,  employment compensation increased from $75,000 to $500,838 and professional fees increased from $250,112 to $280,965.   Most of our other expenses remained relatively unchanged.   Out total operating expenses were $4,411,702 for the year ended June 30, 2008 as compared to $2,037,562 for the prior year.

We incurred a  net loss for the year of   $4,401,869 as compared to $2,034,931 in our prior year.  Our loss per share was $0.10 in 2008 as compared to $0.05 in 2007.

During the year ended June 30, 2008, the Company issued 6,594,289 shares of common stock valued at $1,499,475 for services rendered of which $1,332,568 has been expensed and $167,007 is included in prepaid expenses.  We also issued 1,009,091 shares of our common stock in consideration for cash proceeds totaling $555,000.     These shares were issued for services rendered.  During 2007, we  also issued 327,272 shares of our common stock valued at $0.55 per sahe in settlement of a $180,000 demand note.. The value of the Common Stock was determined based upon the closing bid price of our Common Stock on the date of issuance.

Liquidity and Capital Resources

Assets and Liabilities

At  June 30, 2008, we had cash of $82,054 and prepaid expenses totaling $170,494.  This compares to  cash totaling $25,183 and prepaid expenses of $81,793 as of June 30, 2007.  Total current assets were $253,030 as compared to $107,084.  Due to poor drilling results, we have written off the value of all of our mineral properties as of June 30, 2008 as compared to a valuation of $2,406,650 at June 30, 2007.   These properties were acquired for both cash and shares of our common stock.   Although we have earned a 70% interest in the Exmin  joint venture,  we have not capitalized any of these expenses.  Total assets as of June 30, 2008 were $258,864 as compared to $2,521,026 as of June 30, 2007.

We have current liabilities totaling $114,015,   working capital  of  $139,015 and an accumulated deficit of $6,708,431.

To date, the operations of the Company have been primarily funded by the sale of common stock.   Our continued operations will be dependent upon our ability to  secure either additional equity or debt financing,  of which there can be no assurance. We do not expect to generate revenues from mining activities in the foreseeable future.

Plan of Operation For Fiscal Year 2009

Currently,  we intend to devote our efforts to the further exploration and development of the AmMex/Exmin Exploration Joint Venture.   As the owner of 70% of the joint venture,  we will incur 70% of all future exploration costs.  With limited cash reserves, and mounting payables,  unless we receive a significant cash infusion,  it is unlikely that we will be able to develop this property.

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by HLB Cinnamon  Jang Willoughby & Company  and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Audited

Consolidated Financial Statements

Year ended June 30, 2008 and 2007

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

 “W. Campbell Birge”

W. Campbell Birge

President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmMex Gold Mining Corp. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheets of AmMex Gold Mining Corp. as at June 30, 2008 and 2007,  and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended June 30, 2008.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2008 in conformity with U.S. generally accepted accounting principles.

“Cinnamon Jang Willoughby”

    Chartered Accountants

Burnaby, BC

September 5, 2008

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Audited)

As at June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

June 30,

 June 30,

 2008

        2007

 (Audited)

    (Audited)

Assets

Current Assets
Cash	$82,054	$25,183
Prepaid Expenses	170,492	81,793
Accounts Receivable	484	108
	253,030	107,084

Fixed Assets (Note 6)	5,834	7,292
Mineral Properties (Note 10)	-	2,406,650
	5,834	2,413,942
	$258,864	$2,521,026

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$324,015	$51,409
Demand Note (Note 7)	-	180,000
	324,015	231,409
Stockholders’ Equity
Common stock, $0.001 par value	50,834	42,902
Additional Paid-in capital	6,784,221	4,557,678
Contributed surplus	22,625	-
Deficit accumulated during the Development Stage	(6,918,431)	(2,306,563)
Accumulated other comprehensive loss	(4,400)	(4,400)
	(65,151)	2,289,617
	$258,864	$2,521,026

Going concern (Note 1) Commitment (Note 14)

Signed on behalf of the Board of Directors

“W. Campbell Birge”

“Charles William Reed”

__________________________________

Director

Director

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Audited)

For the Year Ended June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	For the Year Ended June 30, 2008 (Audited)	For the Year Ended June 30, 2007 (Audited)		Cumulative Since Inception November 20, 2002 to June 30, 2008
Revenue
Interest Income	$9,833	$2,631		$12,464
Expenses
Exploration Expenses	500,010	1,116,537		1,616,547
Geologists	29,593	234,876		264,469
Advertising and Promotion	18,535	54,799		73,334
Consulting Fees	175,594	90,398		435,305
Corporate Communications	409,928	120,978		530,906
Employment Compensation	863,797	236,686		1,220,483
Insurance	47,466	41,641		89,107
Amortization	1,458	810		2,268
Office and Miscellaneous	25,674	29,908		66,003
Professional Fees	78,006	88,426		245,658
Rent	8,543	10,786		19,329
Stock-based Compensation	22,625	-		22,625
Travel and Lodging	7,655	8,623		16,278
Interest and Service charges	1,168	3,094		4,293
Write-down of Mineral Properties	2,431,650	-		2,431,650
Total Operating Expenses	4,621,702	2,037,562		7,038,255
Loss for the year before other item:	4,611,869	2,034,931		7,025,791
Other item:
Gain on forgiveness of debt	-	-		102,960
Net loss for the year	4,611,869	2,034,931		6,922,831
Comprehensive loss
Foreign currency translation adjustment	-	-		4,400
Total comprehensive loss for the year	$4,611,869	$2,034,931		$6,918,431
Loss per share	$0.09	$0.05	$
Weighted average number of shares outstanding	48,663,827	42,902,840

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Audited)

For the Year June 30, 2008 and June 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	Year ended June 30, 2008	Year Ended June 30, 2007	November 20, 2002 (Date of Inception) to June 30, 2008

Cash Flows from Operating Activities
Net Loss for the year	$(4,611,869)	$(2,034,931)	$(6,937,832)
Add (deduct) non-cash items:
Amortization	1,458	810	2,268
Stock based compensation	22,625		22,625
Write-down of Mineral Properties	2,431,650	-	2,431,650
Shares issued for services	1,409,074	397,558	2,049,074
Write-off of accounts receivable	-	333	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(137,412)
Changes in non-cash working capital items:
Subscription receivable	-	-	-
Accounts receivable	(376)	(108)	(484)
Prepaid expenses	1,706	(17,201)	(15,495)
Accounts payable and accrued liabilities	272,606	41,824	293,915
	$(473,126)	$(1,611,715)	$(2,247,033)
Cash Flows from Investing Activities
Purchase of equipment	-	(8,102)	(8,102)
Acquisition of mineral properties	(25,000)	(35,000)	(60,000)
	$(25,000)	$(43,102)	$(68,102)

Cash Flows from Financing Activities
Capital stock issued	555,000	1,500,000	2,079,780
Demand note	-	180,000	180,000
Advances from related parties	-	-	137,412
	$555,000	1,680,000	2,397,192
Increase (decrease) in cash from continuing operations	56,874	25,183	82,057
Cash, beginning of the period	25,183	-	-
Cash, end of the period	$82,057	$25,183	$82,057

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to June 30, 2008

(Stated in US Dollars)  (Audited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended June 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, June 30, 2003	106,200,000	106,200	(73,950)	-	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	-	4,530
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the year ended June 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, June 30, 2004	106,381,200	106,381	(29,601)	-	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the year ended June 30, 2005	-	-	-	-	(83,763)	-	(83,763)

Balance, June 30, 2005	106,381,200	106,381	399	-	(212,045)	(2,308)	(107,573)

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to June 30, 2008

 (Stated in US Dollars)

(Audited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Issued for services	3,000,000	3,000	117,000	-	-	-	120,000
Shares returned to treasury	(7,297,360)	(7,298)	7,298	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the year ended June 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance June 30, 2006	102,083,840	102,083	164,697	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195		-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance June 30, 2007	42,902,840	42,902	4,557,678	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to June 30, 2008

(Stated in US Dollars)

(Audited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Capital issued for financing	1,009,091	1,010	553,990	-	-	-	555,000
Capital issued for services	6,594,289	6,595	1,492,881	-	-	-	1,499,476
Capital issued for debt	327,272	327	179,673	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	50,833,492	50,834	6,784,222	22,625	(6,918,432)	(4,400)	(65,151)

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

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended June 30, 2008.

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

	June 30, 2008	June 30, 2007
Deficit accumulated during the exploration stage	$ 6,918,431	$ 2,306,563
Working capital (deficiency)	$ (70,985)	$ (124,325)

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

Note 2

Principal Accounting Policies (Continued)

Income Taxes

The Company records income taxes in accordance with SFAS No. 109, using the asset and liability method.  Pursuant to SFAS No. 109 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future year; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition ad measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and Peruvian sols. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the Company’s wholly-owned subsidiary is the Mexican peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at June 30, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 2

Principal Accounting Policies (Continued)

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

Note 4

Related Party Transactions

During the year ended June 30, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $50,308 (2007:  $30,374).

During the year ended June 30, 2008, the company issued 3,164,289 shares for services with a total fair market value of $839,375 to directors and officers of the Company.

At June 30, 2008 an amount of $165,000 due to directors and officers was included in accounts payable (2007: $Nil).

By a lease agreement dated July 6, 2006, with a company having a director in common with a former director of the Company, the Company agreed to lease office premises for three years commencing August 1, 2006.  During the year ended June 30, 2008, the Company incurred rent expense of $8,543 (2007: $10,786).

Note 5

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007. During the year ended June 30, 2008, the company entered into certain non-cash operating activities as follows:

a)

The Company expensed $1,344,480 (2007: $397,559) for common shares issued for services.

b)

The Company issued 327,272 common shares of the company at a value of $0.55 per share in settlement of a $180,000 demand note (Note 7).

Note 6

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at June 30, 2008	Net Book Value at June 30, 2007

$ 8 ,102	-	$ 2,269	$ 5,834	$ 7,292

Note 7

Demand Note

During the year ended June 30, 2007 the Company issued a note payable which was due on demand, unsecured and non-interest bearing. During the year ended June 30, 2008 the Company settled the note through issuance of 327,272 common shares of the company at a value of $0.55 per share.

Note 8

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the year ended June 30, 2008:

a)

The Company issued 6,594,289 shares valued at $1,499,475 for services. As at June 30, 2008, $1,344,480 has been charged to expenses and $154,996 is included in prepaid expenses.

b)

The Company issued 1,009,091 common shares for cash proceeds of $555,000.

c)

The Company converted a demand note into 327,272 common shares.

Note 9

Employee Stock Option Plan

On July12, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving 6,000,000 common shares for issuance to employees, directors and consultants. The significant details of the plan are as follows:

•

All employees and consultants of the company are eligible to be granted stock options;

•

May issue up to 6,000,000 common shares;

•

Options shall not be priced at less than 100% of the FMV of common stock at the date of grant;

•

Maximum life of option is 10 years;

•

Options are non-transferable, may only be exercised;

•

Options expire on termination of employment.

On November 29, 2007, the board granted 500,000 stock options to a director of the company vesting on January 1, 2008. The stock will be exercisable until December 31, 2009 with an exercise price of $0.20.

Note 9

Employee Stock Option Plan (Continued)

Changes in the Company’s stock options for the year ended June 30, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	-	$Nil
Granted – November 29, 2007	500,000	$0.20
Balance, end of period	500,000	$0.20

At June 30, 2008, there were 500,000 exercisable options outstanding.

The company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

2008
Risk free interest rate	3.50%
Expected dividend yield	0%
Expected stock price volatility	79.56%
Expected life of options	1 year

The grant-date fair value of options granted during the year ended June 30, 2008 was $0.04.

Total stock-based compensation related to the issuance of options for the year ended June 30, 2008 was $22,625.

Note 10

Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	2008	2007
Austin, Nevada	$ -	$ 10,000
Elko, Nevada	-	25,000
Jeronimo, Mexico	-	2,371,650
	-	2,406,650

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

The memorandum of understanding (“MOU”) was terminated on June 26, 2008. (Note 11).

Melchor Ocampo, Zacatecas

On March 31, 2008, the company entered into a Joint Venture agreement for exploring a mining concession in the Melchor Ocampo municipality in Zacatecas, Mexico.  The company may acquire a 70% ownership interest after it has spent $150,000 dollars in exploration drilling costs.

Note 10

Mineral Properties (Continued)

White Rock Concession

On March 31, 2008, the company entered into a conditional Joint Venture letter of agreement for exploring the White Rock mining property located in northeastern Elko County, Nevada.  The company agreed to fund $150,000 dollars for an initial exploration drill program once the parties agreed to a budget.  The parties did not come to agreement and the letter of agreement was terminated.

Note 11

Abandoned Mineral Properties

During the year ended June 30, 2008, the Company abandoned letters of intent in both the Ox Creek property north of Austin, Nevada and the Castle Copper–Molybdenum project in Yavapai County, Arizona.  It also terminated the arrangement with Biotronix Research Instruments, its option agreement with Consolidated Global Minerals Ltd. involving the Bailey Hills project in Elko County, Nevada and terminated further development of the El Tiliche property in Sonora, Mexico (“Jeronimo”).   The company wrote off $2,421,650 of capitalized mineral property costs related to these properties.  This write-off is reflected in these financial statements.

On June 26, 2008, the Company advised the owners of the Cold Creek property that it has decided to terminate its memorandum of understanding (“MOU”). The Company wrote off $10,000 of capitalized mineral property costs related to this property. This write-off is reflected in these financial statements.

Note 12

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At June 30, 2008, the Company has net operating losses to carry forward, which expire commencing in 2026 totaling approximately $4,466,423 (2007 - $2,307,373).  The tax effect of the significant components within the Company’s future tax asset (liability) at June 30, 2008 was as follows:

	2008	2007

United States
Loss carry forwards	1,217,511	535,675
Property, plant and equipment	827,533	276
Mexico
Loss carry forwards	247,943	204,920
Valuation allowance	(2,292,987)	(740,871)

Net deferred tax asset	$Nil	$Nil

Note 12

Income taxes (continued)

The income tax expense differs from the amounts computed by applying the statutory tax to pre-tax losses as a result of the following:

	2008		2007
	United States	Mexico	United States	Mexico
Net Operating Loss	4,458,215	153,652	1,303,074	731,857
Statutory Tax Rate	34%	28%	34%	28%
Effective Tax Rate	-	-	-	-
Expected recovery at statutory rates	1,515,793	43,023	443,045	204,919
Adjustments to benefits resulting from:
Stock based compensation	(7,693)	-	-	-
Change in valuation allowance	(1,508,100)	(43,023)	(443,045)	(204,919)
Income tax recovery	$Nil	$Nil	$Nil	$Nil

Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Note 13

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the year by geographical segment for the year ended June 30, 2008:

	United States	Mexico	Total
Interest income	$9,833	$-	$9,833

Expenses:
Exploration Expenses	349,358	150,652	500,010
Geologists	26,593	3,000	29,593
Advertising and Promotion	18,535	-	18,535
Consulting Fees	175,594	-	175,594
Corporate Communications	409,927	-	409,927
Employment Compensation	863,797	-	863,797
Insurance	47,466	-	47,466
Amortization	1,458	-	1,458
Office and Miscellaneous	25,674	-	25,674
Professional Fees	78,006	-	78,006
Rent	8,543	-	8,543
Stock based Compensation	22,625	-	22,625
Travel and Lodging	7,655	-	7,655
Interest and Service charges	1,168	-	1,168
Write-down of Mineral Properties	2,431,650	-	2,431,650

Total Expenses	4,468,048	153,652	4,621,702
Net loss from continuing operations	4,458,215	153,652	4,611,869

Note 13

Segmented Information (Continued)

Loss for the year by geographical segment for the year ended June 30, 2007:

	United States	Mexico	Total
Interest income	$2,631	$-	$2,631

Expenses:
Exploration Expenses	597,992	518,545	1,116,537
Geologists	21,564	213,312	234,876
Advertising and Promotion	54,799	-	54,799
Consulting Fees	90,398	-	90,398
Corporate Communications	120,978	-	120,978
Employment Compensation	75,000	-	75,000
Insurance	41,641	-	41,641
Amortization	810	-	810
Office and Miscellaneous	29,908	-	29,908
Professional Fees	220,112	-	220,112
Rent	10,786	-	10,786
Travel and Lodging	8,623	-	8,623
Interest and Service charges	3,094	-	3,094

Total Expenses	1,275,705	731,857	2,007,562
Net loss from continuing operations	1,273,074	731,857	2,004,931

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
June 30, 2008
Mineral properties		-		-		-
Equipment		5,834				5,834

June 30, 2007
Mineral properties		35,000		2,371,650		2,406,650
Equipment		7,292		-		7,292

Note 14

Commitments

By a lease agreement dated July 6, 2006, the Company agreed to lease office premises for three years commencing August 1, 2006 for the following consideration:

2008	$ 7,832
2009	$ 7,832
2010	$ 7,832

Note 15

Recent Accounting Pronouncements

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings.

This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which   the entity transacts. SFAS 157 is effective for the Company for fair value measurements and   disclosures made by the Company in its fiscal year beginning on January 1, 2008.  The Company is currently reviewing the impact of this statement.

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 15

Recent Accounting Pronouncements (Continued)

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 is effective for the Company at the beginning of fiscal 2009. This statement permits us to choose to measure many financial instruments and certain other items at fair value. Adoption of SFAS 159 on July 1, 2008 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split Dollar Life Insurance

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective for Meredith as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 15

Recent Accounting Pronouncements (Continued

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A . Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2008, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Age

Position(s)

W. Campbell Birge

54

President/Director

Charles William  Reed

65

Vice President/Secretary/Director

Lucie Letellier

47

Chief Financial Officer/Treasurer/Director

W. Campbell Birge

Mr. Campbell was appointed our president and joined our board of  directors  in December 2007.  Mr. Birge has been a consultant to several public and private companies located in the United States, Canada and Mexico including Industrial Minerals Inc. and Sigma Capital Group.  He is on the Advisory Board of the Trust for Sustainable Development and was instrumental in working on the Loreto Bay project, a large real estate development project.  Mr. Birge has lived in Mexico and was an Associate Professor at United States International University (Mexico City  campus) for five years.  He was also elected to serve on the Academic counsel as the Head of the Graduate Business studies while at the university    Mr. Birge earned a Master’s Degree in Management and Organizational Development from United States International University, a Bachelor of Arts degree in Sociology from Simon Fraser University and a Bachelor of Education degree from the University of Calgary.

Charles William Reed

Mr. Reed serves as our Vice President, Secretrary and Director.  Mr. Reed is our manager of exploration in Mexico. Mr. Reed does not devote his full time to our Company as he serves as a vice president and director  with Paramount Gold and Silver Corp. where he currently devotes a majority of his time.   Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica  in 1969.

Lucie Letellier

Lucie Letellier was appointed this past year as  as our  Chief Financial Officer, Treasurer and as a director.  Prior to her appointment,  since July 2006, Ms. Letellier served as our controller, in charge of day to day accounting operations with respect to the Company’s mining exploration operations. She has been responsible for the proper maintenance of our joint venture accounting and consolidation accounting with respect to our wholly-owned subsidiaries. Ms. Letellier prepares and delivers quarterly and annual financial statements in accordance with US GAAP for review or audit.  Ms. Letellier also currently serves as the Chief Financial Officer for Paramount Gold and Silver Corp. and is responsible for its accounting and financial functions. From 1990 to 2005, Ms. Letellier was Senior Accountant in the Office of Marc S. Chabot, Chartered Accountant.

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

Code of Ethics

         The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact W. Campbell Birge,  our chief executive officer at  our corporate headquarters located at 346 Waverley Street,  Ottawa, Ontario K2P1B8.

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

Item 11.  Executive Compensation.

         The following table discloses compensation paid during the fiscal year ended  June 30, 2005, 2006 and 2007 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year  whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation  identified in the chart below,  were paid to these  executive  officers during these fiscal years.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards(s) (#)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

W. Campbell Birge

CEO/Director

 2006

         -0-

-0-                        -0-

                                            2007              -0-

-0-

 -0-

2008  (1)

       87,000(1)                                    500,000      500,000

Lucie Letellier

CFO

 2006

         -0-

-0-

  -0-

                                            2007              -0-

-0-

 -0-

2008 (2)                   68,835(2)                                      441,176

Bill Reed

Vice president/director

 2006

         -0-

-0-

  -0-

                                            2007                                $13,800

      (4)

2008  (3)                30,000(3)                                        441,176

Christopher Crupi

Former President/Director

  2006

        - 0-

-0-

-0-

  2007

                      75,000                                             500,000                    500,000

  2008                           21,875 (4)                                                 441,176

(1)

Mr. Birge was also appointed to our Board of Directors to fill the seat vacated by Mr. Crupi.  Mr. Birge was granted 500,000 stock options, which vested on January 1, 2008.  The stock options are  exercisable until  December 31, 2009 at an exercise price of  $.20  per share. Mr. Birge was also be issued 500,000 shares of  our restricted common stock.  The common stock will vest  1/12th per month commencing January 1, 2008.  Mr. Birge is to receive $87,000 in annual compensation.  He has received $12,000 in cash compensation  and  $ 75,000 has been  accrued..

(2)

Ms. Letellier is to receive $68,835 in annual compensation.   She has been paid $8,835 in cash compensation and the balance has been accrued.. .

(3)

Mr. Reed is to receive an annual salary of $30,000.   No portion of this salary has been paid to Mr. Reed and as a result,   we have accrued $30,000 in compensation.   Mr. Reed also received 441,176 shares as compensation.

(4)

Mr. Crupi received a cash compensation of $ 21,875 and 441,176 shares.

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

Stock Options Granted/Exercised in Last Year

No stock options have been exercised.

In connection with our 2007/2008 stock incentive and compensation plan, we have issued a total of 500,000 stock options to Mr. Birge at an exercise price of $ 0.20 per share.

Employment Agreements

There are no written employment agreement with any of our officers.   Mr. Birge will be paid an annual salary of $87,000,  Ms. Letellier receives an annual salary of  $68,835 and Mr. Reed receives an annual salary of $30,000.   Due to working capital constraints,  our officers have agreed to accrue most of their salaries.    Our Board of Directors may issue such bonuses,  either in stock or cash compensation for ongoing services.

In addition to the cash compensation,   our officers have been granted options as more fully set forth in the executive compensation schedule set forth above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of August 31, 2008 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name

No. of Shares of Common Stock (1)

Percent of Class

Christopher Crupi

 4,228,455(1)

8.0%

Charles Reed

 2,209,545(2)

4.2%

Lucie Letellier

                816,476

1.5%

W. Campbell Birge

 1,000,000(3)

1.9%

(1)  Includes 3,683,000  shares of common stock and 500,000 stock options which are exercisable at a price of $.40 per share.

(2)  Includes 1,709,545 shares of common stock and 500,000 stock options which are exercisable at a price of $.40 per share

 (3) Includes 500,000 shares of common stock and 500,000 stock options which are exercisable at a price of   $0.20 per share

(4) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on  August 31, 2008.  As of August 31, 2008  there were   50,833,492  shares of our  common stock issued and outstanding.  The table above assumes the exercise of outstanding options which would result in 52,583,492  issued and outstanding shares of our common stock.

Number of securities remaining available for
Number of securities to be issued upon exercise	Weighted-average exercise price of	future issuance under equity compensation plans
of outstanding options, warrants and rights	outstanding options, warrants and rights	(excluding securities reflected in column (a))

(a)	(b)	(c)

Securities Available for

Issuance under a plan

(2007/08).

1,500,000

$.33

4,200,000

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

We issued shares of our common stock to our directors for services rendered.

We also lease office space with a company having a director in common with a former director of the Company and paid a total of $8,543 for expenses.

Item 14.  Principal Accounting Fees and Services.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $ 21,000____   and  $30,000   for the audit of our annual financial statements for the fiscal years ended June 30, 2008 and 2007, respectively, and                 $ 10,718___  and $ 6,880 for the reviews of the financial statements included in our Forms 10-QSB for the fiscal years ended 2008 and 2007 respectively.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2008 and 2007.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit  committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2008  with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2008,  for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND                                                               CUMULATIVE SINCE INCEPTION (November 20, 2002).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  JUNE 30, 2008 AND JUNE 30, 2007            AND CUMULATIVE SINCE INCEPTION

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

                          AMMEX GOLD MINING CORP.

Date: October 13,   2008

                           By: /s/ W. Campbell Birge

                               -----------------

                               W. Campbell Birge

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ W. Campbell Birge

Date:  October 13, 2008

    -----------------

    W. Campbell Birge

    CEO/ Director

By: /s/ Lucie Letellier

Date:  October 13,  2008

    -----------------

    Lucie Letellier

    Chief Financial Officer/Director

By:  /s/ Charles Reed

Date:  October 13, 2008

……………………….

Charles Reed

Vice President/Director