Form 10-Q
period 2008-09-30
Ammex Gold Mining Corp.
filed 2008-11-19
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 56,806,885  shares of Common Stock, $0.001 par value as of  October 31, 2008.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended September 30, 2008 and 2007

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

 “W. Campbell Birge”

W. Campbell Birge

President

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at September 30, 2008 and September 30, 2007

(Expressed in United States dollars, unless otherwise stated)

September 30,

 June 30,

 2008

        2008

 (Unaudited)

    (Audited)

Assets

Current Assets
Cash	$7,771	$82,054
Prepaid Expenses	66,051	170,492
Accounts Receivable	482	484
	74,304	253,030

Fixed Assets (Note 6)	5,540	5,834
	5,540	5,834
	$79,844	$258,864

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$91,920	$369,015

	91,920	369,015
Stockholders’ Equity
Common stock, $0.001 par value	56,806	50,834
Additional Paid-in capital	6,987,318	6,784,221
Contributed surplus	22,625	22,625
Deficit accumulated during the Development Stage	(7,074,425)	(6,963,431)
Accumulated other comprehensive loss	(4,400)	(4,400)
	(12,076)	(110,151)
	$79,844	$258,864

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended September 30, 2008 and September 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	For the Period Ended September 30, 2008 (Unaudited)	For the Period Ended September 30, 2007 (Unaudited)		Cumulative Since Inception November 20, 2002 to September 30, 2008
Revenue
Interest Income	$40	$2,517		$12,504
Expenses
Exploration Expenses	(8,789)	91,635		1,607,758
Geologists	-	11,750		264,469
Advertising and Promotion	669	11,904		74,003
Consulting Fees	-	1,250		455,305
Corporate Communications	79	37,857		530,985
Employment Compensation	-	52,175		1,220,483
Insurance	10,201	13,356		99,308
Amortization	294	368		2,562
Office and Miscellaneous	485	4,648		66,488
Professional Fees	9,259	61,288		279,917
Rent	2,232	1,996		21,561
Stock-based Compensation	96,325	-		118,950
Travel and Lodging	-	3		16,278
Interest and Service charges	278	181		4,572
Write-down of Mineral Properties	-	25,000		2,431,650
Total Operating Expenses	111,033	313,411		7,194,289
Loss for the Period before other item:	110,993	310,894		7,181,785
Other item:
Gain on forgiveness of debt	-	-		102,960
Net loss for the Period	110,993	310,894		7,078,825
Comprehensive loss	-	-		4,400
Foreign currency translation adjustment	-	-		-
Total comprehensive loss for the Period	$110,993	$310,894		$7,074,425
Loss per share	$0.00	$0.01	$
Weighted average number of shares outstanding	50,898,420	44,697,801

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended September 30, 2008 and September 30, 2007

(Expressed in United States dollars, unless otherwise stated)

	Period ended September 30, 2008	Period Ended September 30, 2007	November 20, 2002 (Date of Inception) to September 30, 2008

Cash Flows from Operating Activities
Net Loss for the Period	$(110,993)	$(310,894)	$(7,048,825)
Add (deduct) non-cash items:
Amortization	294	368	2,562
Stock based compensation	-	-	22,625
Write-down of Mineral Properties	-	25,000	2,431,650
Shares issued for services	209,065	605,375	2,258,139
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(137,412)
Changes in non-cash working capital items:
Accounts receivable	2	(111)	(482)
Prepaid expenses	104,441	(546,757)	88,946
Accounts payable and accrued liabilities	(277,095)	50,884	61,820
	$(74,286)	$(176,135)	$(2,321,319)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(8,102)
Acquisition of mineral properties	-	(15,000)	(60,000)
	$-	$(15,000)	$(68,102)

Cash Flows from Financing Activities
Capital stock issued	-	735,000	2,079,780
Demand note	-	(180,000)	180,000
Advances from related parties	-	-	137,412
	$-	$555,000	2,397,192
Increase (decrease) in cash from continuing operations	(74,286)	363,865	7,771
Cash, beginning of the period	82,057	25,183	-
Cash, end of the period	$7,771	$389,048	$7,771

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statement               F-3

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to September 30, 2008

(Stated in US Dollars)  (Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended September 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, September 30, 2003	106,200,000	106,200	(73,950)	-	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	-	4,530
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the Period ended September 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, September 30, 2004	106,381,200	106,381	(29,601)	-	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the Period ended September 30, 2005	-	-	-	-	(83,763)	-	(83,763)

Balance, September 30, 2005	106,381,200	106,381	399	-	(212,045)	(2,308)	(107,573)

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to September 30, 2008

 (Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Issued for services	3,000,000	3,000	117,000	-	-	-	120,000
Shares returned to treasury	(7,297,360)	(7,298)	7,298	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the Period ended September 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance September 30, 2006	102,083,840	102,083	164,697	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195		-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance September 30, 2007	42,902,840	42,902	4,557,678	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Capital issued for financing	1,009,091	1,010	553,990	-	-	-	555,000
Capital issued for services	6,594,289	6,595	1,492,881	-	-	-	1,499,476
Capital issued for debt	327,272	327	179,673	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,656,869)	-	(4,656,869)
Balance June 30, 2008	50,833,492	50,834	6,784,222	22,625	(6,963,432)	(4,400)	(110,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	5,973,393	5,972	203,097	-	-	-	209,069
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(110,993)	-	-
Balance September 30, 2008	56,806,885	56,806	6,987,318	22,625	(7,074,425)	(4,400)	(12,076)

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

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

September 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2008.

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

	September 30, 2008	September 30, 2007
Deficit accumulated during the exploration stage	7,074,425	2,617,458
Working capital (deficiency)	(17,616)	915,523

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

Note 2

Principal Accounting Policies (Continued)

Income Taxes

The Company records income taxes in accordance with SFAS No. 109, using the asset and liability method.  Pursuant to SFAS No. 109 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future Period; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition ad measurement of tax positions taken into in tax returns.

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

The functional currency of the Company’s wholly-owned subsidiary is the Mexican peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the Period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at September 30, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 4

Related Party Transactions

During the Period ended September 30, 2008, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $0.00 (2007: $9,375).

During the Period ended September 30, 2008, the company issued 4,714,285 shares for payment of debt with a total fair market value of $165,000 to directors and officers of the Company.

Note 5

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007. During the Period ended September 30, 2008, the company entered into certain non-cash operating activities as follows:

a)

The Company expensed $96,325 (2007: $138,419) for common shares issued in the prior year for services.

b)

The Company issued 5,973,393 common shares of the company at a value of $0.035 per share in settlement of debt in the amount of $209,069.

Note 6

Fixed Assets

Cost Opening Balance	Additions During the Period	Accumulated Depreciation	Net Book Value at September 30, 2008	Net Book Value at September 30, 2007

$ 8 ,102	-	$ 2,563	$ 5,540	$ 7,293

Note 7

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the Period ended September 30, 2008:

a)

The Company converted debt into 5,973,393 common shares.

Note 8

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

Maximum life of option is 10 Periods;

•

Options are non-transferable, may only be exercised;

•

Options expire on termination of employment.

On November 29, 2007, the board granted 500,000 stock options to a director of the company vesting on January 1, 2008. The stock will be exercisable until December 31, 2009 with an exercise price of $0.20.

Note 8

Employee Stock Option Plan (Continued)

Changes in the Company’s stock options for the Period ended September 30, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Period	-	$Nil
Granted – November 29, 2007	500,000	$0.20
Balance, end of period	500,000	$0.20

At September 30, 2008, there were 500,000 exercisable options outstanding.

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

2008
Risk free interest rate	3.50%
Expected dividend yield	0%
Expected stock price volatility	79.56%
Expected life of options	1 Period

The grant-date fair value of options granted during the Period ended September 30, 2008 was $0.04.

Total stock-based compensation related to the issuance of options for the Period ended September 30, 2008 was $22,625.

Note 9

Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	2008	2007
Austin, Nevada	$ -	$ -
Elko, Nevada	-	25,000
Jeronimo, Mexico	-	2,371,650
	-	2,396,650

Cold Creek

On January 15, 2008, the company entered into a memorandum of understanding (“MOU”) to acquire mining rights to the “Cold Creek Gold Property” located in Cassia County, Idaho.  A non refundable deposit of $10,000 dollars was paid to the vendor on October 30, 2007.  As part of the memorandum of understanding, the company is required to meet the following work commitments:

•

Upon signing of MOU, the company will reimburse geologist consultants of $10,000 for staking and filing costs; and

•

In Period 2, make advanced minimum royalty payments of $25,000 to the vendor, and incur $50,000 in exploration expenditures; and

•

In Period 3, make advanced minimum royalty payments of $40,000 to the vendor, and incur $75,000 in exploration expenditures; and

•

In Period 4 and beyond, make advanced minimum royalty payments of $60,000 on each subsequent anniversary of signing the formal agreement.

In addition to the above, the company is subject to a 2% net smelter return royalty payable to the vendor.  The company has the right to purchase the retained net smelter return royalty for a cash payment of $2,000,000 dollars prior to production, and the vendor will no longer retain an interest.

Upon signing of the formal agreement, the company will issue 250,000 shares of AmMex treasury stock and incur $50,000 in exploration expenditures during the Period.

The memorandum of understanding (“MOU”) was terminated on September 26, 2008. (Note 11).

Melchor Ocampo, Zacatecas

On March 31, 2008, the company entered into a Joint Venture agreement for exploring a mining concession in the Melchor Ocampo municipality in Zacatecas, Mexico.  The company may acquire a 70% ownership interest after it has spent $150,000 dollars in exploration drilling costs. The company did acquire 70%  ownership interest.

Note 9

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

Note 10

Abandoned Mineral Properties

During the Period ended September 30, 2008, the Company abandoned letters of intent in both the Ox Creek property north of Austin, Nevada and the Castle Copper–Molybdenum project in Yavapai County, Arizona.  It also terminated the arrangement with Biotronix Research Instruments, its option agreement with Consolidated Global Minerals Ltd. involving the Bailey Hills project in Elko County, Nevada and terminated further development of the El Tiliche property in Sonora, Mexico (“Jeronimo”).   The company wrote off $2,421,650 of capitalized mineral property costs related to these properties.  This write-off is reflected in these financial statements.

On September 26, 2008, the Company advised the owners of the Cold Creek property that it has decided to terminate its memorandum of understanding (“MOU”). The Company wrote off $10,000 of capitalized mineral property costs related to this property. This write-off is reflected in these financial statements.

Note 11

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the Period by geographical segment for the Period ended September 30, 2008:

	United States	Mexico	Total
Interest income	$40	-	$40

Expenses:
Exploration Expenses	1,606	(10,395)	(8,789)
Geologists	-	-	-
Advertising and Promotion	669	-	669
Consulting Fees	-	-	-
Corporate Communications	79	-	79
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	294	-	294
Office and Miscellaneous	113	372	485
Professional Fees	9,259	-	9,259
Rent	2,282	-	2,282
Stock based Compensation	96,325	-	96,325
Travel and Lodging	-	-	-
Interest and Service charges	258	20	278
Write-down of Mineral Properties	-	-	-

Total Expenses	121,036	(10,003)	111,033
Net loss from continuing operations	120,996	(10,003)	110,933

Note 11

Segmented Information (Continued)

Loss for the Period by geographical segment for the Period ended September 30, 2007:

	United States	Mexico	Total
Interest income	$2,517	$-	$2,517

Expenses:
Exploration Expenses	91,635	-	91,635
Geologists	11,750	-	11,750
Advertising and Promotion	11,904	-	11,904
Consulting Fees	1,250	-	1,250
Corporate Communications	37,857	-	37,857
Employment Compensation	52,175	-	52,175
Insurance	13,356	-	13,356
Amortization	368	-	368
Office and Miscellaneous	4,648	-	4,648
Professional Fees	61,288	-	61,288
Rent	1,996	-	1,996
Travel and Lodging	3	-	3
Interest and Service charges	181	-	181
Write-down of Mineral Properties	25,000	-	25,000

Total Expenses	313,411	-	313,411
Net loss from continuing operations	310,894	-	310,894

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
September 30, 2008

Equipment		5,540		-		5,540

September 30, 2007
Mineral properties		25,000		2,371,650		2,396,650
Equipment		6,924		-		6,924

Note 12

Commitments

By a lease agreement dated July 6, 2006, the Company agreed to lease office premises for three Periods commencing August 1, 2006 for the following consideration:

2009	$ 7,832

Note 13

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

This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which   the entity transacts. SFAS 157 is effective for the Company for fair value measurements and   disclosures made by the Company in its fiscal Period beginning on January 1, 2008.  The Company is currently reviewing the impact of this statement.

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal Period-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal Period that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal Period ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 13

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

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal Periods beginning after December 15, 2008. We will adopt SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal Periods beginning after December 15, 2008.  Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 13

Recent Accounting Pronouncements (Continued)

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal Periods beginning after November 15, 2008. Accordingly, the Company will adopt SFAS 161 in fiscal 2010.                                         F-18

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years.  While there will likely be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies.  Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals.  There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies  or strained international relations.

Gold prices have generally trended upward during the last seven  years, from a low of just under $260 per ounce in early 2001 to a high of $1,010   per ounce in March  2008.   Silver prices have experienced similar price increases from a low of approximately $4.25 per ounce to a high of $21.00 in March 2008.  From April 1, 2008 through October 31, 2008,  we have witnessed significant price fluctuations in both gold and silver.  In July, gold traded as high as $985 per ounce.  During October 2008,  we witnessed price swings between $720 and $920 per ounce.  Silver witnessed similar price fluctuations during this same period with a high of $19.40 per share and a low of $8.90 per share.

Employees:

As of  September 30,  2008 we have no employees except for our executive officers.

The Concha Project:

              In March  2008 we entered into a joint venture agreement to acquire 7,767 hectare Concha mineral concession located in the Melchor Ocampo mining district of Zacatecas, Mexico in conjunction with EXMIN Resources Inc.   We provided  provided confidential exploration data in order for EXMIN to stake an area with known potential for polymetallic mineralization in an area with intense exploration and mining activity.  The name of the joint venture is:

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

Under the terms of a Joint Venture Agreement between the two companies, AmMex will provide detailed data and fund the first round of exploration drilling up to US $150,000 to earn a 70% project interest while EXMIN will earn a 30% project interest for staking the concession and being the project operator for the initial phase of exploration. Costs incurred after the initial US $150,000 will be split 70/30 with AmMex required to pay 70% of additional costs.

           We have spent the $150,000 in exploratory costs and now own 70% of the joint venture.

Drilling Results:

.

Our drilling program was designed as a first pass to explore a buried magnetic anomaly on the 7,767 hectare Concha concession in the Melchor Ocampo district situated in the Concepcion del Oro region of Zacatecas State.

A total of 1,891 meters were drilled in 7 holes at the project.  A reverse circulation drill rig was used, and the principal holes designed to test the magnetic anomaly did not reach the target due to thicker than anticipated fill material.  Holes on the periphery of the alteration system generally intersected wide zones of anomalous indicator elements arsenic and zinc within altered limestone and shale.  Only low values of precious and base metals were intersected over small intervals.  The wallrock alteration and minor element suite are similar to that surrounding known deposits in the region and indicate that there is likely an intrusive present in the area, but the drilling was not able to reach bedrock in the heart of the magnetic anomaly.  The source of the anomaly remains unknown.  Also, several other targets at the project have not yet been explored.”

All drill samples were prepared and analyzed by BSI Inspectorate at their labs in Mexico and Reno, respectively.  Gold analyses were performed by fire assay with an AA finish, and other elements were analyzed as part of a multi-element ICP package.  EXMIN inserted standards into the sample sequence as a quality control/quality assurance measure.

Comparison of Operating Results for the Three  Months ended  September 30, 2008  and September 30, 2007 and from Inception (November 20, 2002).

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.   Interest income for the three months ended September 30, 2008  was $40.00 as compared to $2,517  for the three  months ended September 30, 2007.   Interest income since inception totaled $12,504.  Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.  The significant decline in our interest income is directly attributable to our declining cash holdings.

Operating Expenses

For the three months ended September 30, 2008  our operating expenses totaled $109,549 as compared to $313,411 for the three months ended September 30, 2007.  Total operating expenses since inception were $7,192,805.

We incurred no geologist as compared to $11,750  for the comparable period in 2007.  We did not record any employment compensation in 2008 as compared to the three months ended September 30, 2007.   Exploration, geologist and compensation expenses since inception totaled $1,607,758, $264,469 and $1,220,483 respectively.

In order to preserve our cash,  we issued to our employees and consultants stock based compensation.  For the three months ended September 30, 2008 our stock based compensation totaled $96.325.  We had no stock based compensation for the comparable period in 2007 and total stock based compensation since inception.

Employment compensation for the three and nine month period ended September 30, 2008 was $$293,535 and $475,770 as compared to $22,089 and $81,701 for the three and nine months ended September 30, 2007.

We also eliminated corporate communication fees during the three months ended September  30, 2008 as compared to $52,175 during the comparable period in 2007 and $1,220,483 since inception.

Professional fees for the three months ended September 30, 2008 were $9,259 as compared to $61,288 for the three months ended September 30, 2007.

Net Income (loss)

Our Net Loss from operations for the three  months ended September 30, 2008 was $(110,993)  as compared to a net loss of  $(310,894)  Total losses since inception were $(7,181,785).

Until such time as we are able to identify mineral reserves  that  can be extracted in a commercially reasonable manner, of which there can be no assurance, we will continue to incur ongoing losses.

Liquidity and Capital Resources

Assets and Liabilities

As of September 30, 2008, we had cash totaling $7,771  and prepaid expenses totaling $66,051 as compared to $82,054 in cash and $170,492 in prepaid expenses as of  June 30, 2008.  Total current assets were $74,304 as compared to $258,864 as of June 30, 2008.    Any change to our fixed assets was the result of amortization expenses.  Total assets at September 30, 2008 as compared to September 30, 2007 were $79,844  and $258,864. .

Our current liabilities as of September 30, 2008 totaled  $91,920  as compared to $369,015 at June 30, 2008.   We have a working capital deficit of  (current assets less current liabilities)  of  $17,616 as compared to a  working capital deficit of $115,985 at June 30, 2008.  The reason for the significant decline in our working capital deficit was our  satisfaction during the last quarter of approximately $269,000 in our current liabilities.   Unless we secure additional working capital through the sale of our securities, of which there can be no assurance.  we do not believe that we will be able to continue our exploratory activities.

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

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.

None.

Item 1A.

Risk Factors.

There were no material changes in our risk factors from those disclosed in our annual report on Form 10-KSB for the period ended June 30, 2008

.

 Item 2.  Unregistered Sales of Equity Securities.

None.

Item 3.  Defaults upon senior securities.

None.

 Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended  September 30, 2008  to a vote of the Company’s securities holders.

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

                           AmMex Gold Mining Corp.

Date:  November 17,  2008

                               By: /s/ W. Campbell Birge

                               --------------------------------

                               W. Campbell Birge

                               CEO and Director

Date:   November 17, 2008

By:/s/ Lucie Letellier

---------------------------------

Chief Financial Officer