Form 10-Q
period 2008-12-31
Ammex Gold Mining Corp.
filed 2009-02-23
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 56,806,885 shares of Common Stock, $0.001 par value as of December 31, 2008.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	2
Item 4.	Controls and Procedures.	6
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	6
Item 1A.	Risk Factors.	2
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	6
Item 3.	Defaults Upon Senior Securities.	6
Item 4.	Submission of Matters to a Vote of Security Holders.	6
Item 5.	Other Information.	6
Item 6.	Exhibits.	7

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

Period ended December 31, 2008 and 2007

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

 “W. Campbell Birge”

W. Campbell Birge

President

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2008 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

  December 31,

 June 30,

 2008

        2008

 (Unaudited)

    (Audited)

Assets

Current Assets
Cash	$3,904	$82,054
Prepaid Expenses	3,161	170,492
Accounts Receivable	457	484
	7,522	253,030

Fixed Assets (Note 6)	5,245	5,834
	5,245	5,834
	$12,768	$258,864

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$31,937	$324,015
Demand Note	10,000	-
	41,937	324,015
Stockholders’ Equity
Common stock, $0.001 par value	56,806	50,834
Additional Paid-in capital	6,987,318	6,784,221
Contributed surplus	22,625	22,625
Deficit accumulated during the Development Stage	(7,091,518)	(6,918,431)
Accumulated other comprehensive loss	(4,400)	(4,400)
	(29,169)	(110,151)
	$12,768	$258,864

Going concern (Note 1) Commitment (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended December 31, 2008 and December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2008 (Unaudited)	Six Month Period Ended December 31, 2008 (Unaudited)	Three Month Period Ended December 31, 2007	Six Month Period Ended December 31, 2007	Cumulative Since November 20, 2002 to December 31, 2008
Revenue
Interest Income	$ 13	$ 53	$ 5,211	$ 7,728	$ 12,517
Expenses
Exploration Expenses	(2,096)	(10,885)	210,000	301,637	1,605,662
Geologists	-	-	2,304	14,054	264,469
Advertising and Promotion	703	1,372	1,221	13,125	74,706
Consulting Fees	-	-	60,078	61,328	435,305
Corporate Communications	151	230	315,619	353,476	531,136
Employment Compensation	-	-	130,060	182,235	1,220,483
Insurance	-	10,201	11,316	24,672	99,308
Amortization	294	588	368	736	2,856
Office and Miscellaneous	341	825	80	4,727	66,829
Professional Fees	(309)	8,950	101,788	163,076	254,608
Rent Stock-based Compensation	- 62,739	2,232 159,064	1,958 -	3,953 -	21,561 181,689
Travel and Lodging	-	-	3,690	3,692	16,278
Interest and Service charges	283	561	466	648	4,854
Write-down of Mineral Properties	-	-	2,396,650	2,421,650	2,431,650
Total Operating Expenses	62,106	173,138	3,235,598	3,549,009	7,211,394
Loss for the period before other item:	62,093	173,085	3,230,387	3,541,281	7,198,877
Other items:
Gain on forgiveness of debt	-	-	-	-	102,960
Net Loss for the period from continuing operations	62,093	173,085	3,230,387	3,541,281	7,095,917
Comprehensive Loss Foreign currency translation Adjustments	- -	- -	- -	- -	4,400 -
Comprehensive loss for the period	$ 62,093	$ 173,085	$3,230,387	$3,541,281	$ 7,091,517
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.08)
Weighted average number of shares outstanding	56,806,885	55,313,536	47,836,626	46,297,213

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended December 31, 2008  and December 31, 2007

(Expressed in United States dollars, unless otherwise stated)

	Period ended December 31, 2008	Period Ended December 31, 2007	November 20, 2002 (Date of Inception) to December 31, 2008
Cash Flows from Operating Activities
Net Loss for the Period	$(173,085)	$(3,230,387)	$(7,091,518)
Add (deduct) non-cash items:
Amortization	588	368	2,856
Write-down of Mineral Properties	-	2,396,650	2,431,650
Shares issued for services	159,064	707,190	2,208,138
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(137,412)
Changes in non-cash working capital items:
Accounts receivable	27	(260)	(457)
Prepaid expenses	8,320	75,405	(3,161)
Accounts payable and accrued liabilities	(83,064)	(54,083)	255,060
	$(88,150)	$(105,117)	$(2,335,186)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(8,102)
Acquisition of mineral properties	-	-	(60,000)
	$-	$-	$(68,102)

Cash Flows from Financing Activities
Capital stock issued	-	-	2,079,780
Demand note	10,000	-	190,000
Advances from related parties	-	-	137,412
	$10,000	$-	$2,407,192
Increase (decrease) in cash from continuing operations	(78,150)	(105,117)	3,904
Cash, beginning of the period	82,054	389,048	-
Cash, end of the period	$3,904	$283,931	$3,904

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statement

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2008

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

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2008

 (Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Issued for services	3,000,000	3,000	117,000	-	-	-	120,000
Shares returned to treasury	(7,297,360)	(7,298)	7,298	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the Period ended September 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance September 30, 2006	102,083,840	102,083	164,697	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195		-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance December 31, 2007	42,902,840	42,902	4,557,678	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

AmMex Gold Mining Corp.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity

For the period November 20, 2002 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Capital issued for financing	1,009,091	1,010	553,990	-	-	-	555,000
Capital issued for services	6,594,289	6,595	1,492,881	-	-	-	1,499,476
Capital issued for debt	327,272	327	179,673	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	50,833,492	50,834	6,784,222	22,625	(6,918,432)	(4,400)	(65,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	5,973,393	5,972	203,097	-	-	-	209,069
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(110,993)	-	(110,993)
Balance September 30, 2008	56,806,885	56,806	6,987,318	22,625	(7,029,425)	(4,400)	32,925

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	-	-	-	-	-	-	-
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(62,093)	-	(62,093)
Balance December 31, 2008	56,806,885	56,806	6,987,318	22,625	(7,091,518)	(4,400)	(29,168)

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

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration of silver, gold and precious metal properties.  The Consolidated financial statements of AmMex Gold Mining Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2008  and the consolidated results of operations and consolidated statements of cash flows for the period ended December 31, 2008 .

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

	December 31, 2008	June 30 2008
Deficit accumulated during the exploration stage	7,091,518	6,918,431
Working capital (deficiency)	(34,415)	(70,985)

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at December 31, 2008 , the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 4

Related Party Transactions

During the Period ended December 31, 2008 , directors received payments on account of professional fees and reimbursement of expenses in the amount of  $Nil  (2007:  $15,500).

During the six month period ended December 31, 2008, the company issued 4,714,285 common shares with a total fair market value of $165,000 to directors and officers of the Company in settlement of accounts payable.

Note 5

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007. During the six month Period ended December 31, 2008, the company entered into certain non-cash operating activities as follows:

a)

The Company expensed $159,064 (2007: $822,734) for common shares issued for services.  The common shares had been issued prior to June 30, 2008, and this amount had been previously included in prepaid expenses as at June 30, 2008.

b)

The Company issued 5,973,393 common shares of the company at a value of $0.035 per share in settlement of accounts payable in the amount of $209,069 (Note 7).

Note 6

Fixed Assets

Cost Opening Balance	Additions During the Period	Accumulated Depreciation	Net Book Value at December 31, 2008	Net Book Value at June 30, 2008

$ 8 ,102	$ -	$ 2,857	$ 5,245	$ 5,834

Note 7

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the six month Period ended December 31, 2008:

a)

The Company settled accounts payable in the amount of $209,069 by issuance of 5,973,393 common shares.

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

On November 29, 2007, the board granted 500,000 stock options expiring December 31, 2009 to a director of the company vesting on January 1, 2008.   During the period ended December 31, 2008 all option to purchase common stock were cancelled by the board of directors.

Changes in the Company’s stock options for the Period ended December 31, 2008 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Period	500,000	$0.20
Cancelled	(500,000)	0.20
Balance, end of period	-	$0.00

Note 9

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the Period by geographical segment for the Period ended December 31, 2008:

	United States	Mexico	Total
Interest income	$53	$-	$53

Expenses:
Exploration Expenses	(516)	(10,369)	(10,885)
Geologists	-	-	-
Advertising and Promotion	1,372	-	1,372
Consulting Fees	-	-	-
Corporate Communications	230	-	230
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	588	-	588
Office and Miscellaneous	443	382	825
Professional Fees	8,949	-	8,949
Rent	2,232	-	2,232
Stock based Compensation	159,064	-	159,064
Travel and Lodging	-	-	-
Interest and Service charges	540	21	561
Write-down of Mineral Properties	-	-	-

Total Expenses	183,104	(9,966)	173,138
Net loss from continuing operations	$183,104	$(9,966)	$173,085

Note 11

Segmented Information (Continued)

Loss for the Period by geographical segment for the Period ended December 31, 2007:

	United States	Mexico	Total
Interest income	$7,620	$108	$7,728

Expenses:
Exploration Expenses	301,689	(52)	301,637
Geologists	14,054	-	14,054
Advertising and Promotion	13,125	-	13,125
Consulting Fees	61,328	-	61,328
Corporate Communications	353,476	-	353,476
Employment Compensation	182,235	-	182,235
Insurance	24,672	-	24,672
Amortization	736	-	736
Office and Miscellaneous	5,240	32	5,272
Professional Fees	163,076	-	163,076
Rent	3,953	-	3,953
Travel and Lodging	3,692	-	3,692
Interest and Service charges	648	-	648
Miscellaneous	(545)	-	(545)
Write-down of Mineral Properties	2,421,650	-	2,421,650

Total Expenses	3,549,029	(20)	3,549,009
Net loss from continuing operations	$3,541,409	$(128)	$3,541,281

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
December 31, 2008
Mineral properties		-		-		-
Equipment		5,245		-		5,245

December 31, 2007
Mineral properties		-		-		2,406,650
Equipment		6,556		-		7,292

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

 Item 1A.

RISK FACTORS

Except for the following risk factor, we do not believe that there have been any  material changes in our risk factors from those disclosed in our  Annual Report on Form 10-K for the period ended  June 30, 2008.

We have authorized a 10:1 reverse stock split.

We have obtained the written consent of the holders of a majority of our issued and outstanding shares of common stock to reverse split our common stock on a 10:1 basis whereby every 10 shares of our issued and outstanding shares of common stock will be converted into one share of our common stock.  While there will be no dilution as a result of this reverse stock split, we will have an increased number of authorized but unissued shares of common  stock which if issued, will result in further dilution to our shareholders.

We intend to pursue new business opportunities.

We have not been successful in developing our mining operations.  While we will continue to investigate these opportunities, our focus has shifted to alternative energy and we will be  investigating opportunities in wind power.  We have no experience in this field.   There can be no assurance that we will be successful in this new business.   We will also require additional capital to implement our new business plan.  If we cannot secure additional financing there can be no assurance that we will be successful in launching this new business opportunity

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES THERETO  INCLUDED ELSEWHERE  IN THIS REPORT.

Background

Ammex Gold Mining Corp. ("Ammex” “the company” “the corporation” "we" or "us")  has been  an exploration stage mining company.   Our activities to date have been  limited to   searching for deposits  from which we may be able to extract precious minerals and designing a process for profitable extraction.   We have conducted exploratory drilling operations on several properties.  As discussed in more detail below, we were not satisfied with drilling results and have abandoned these operations.  There can be no assurance that we will be able to acquire any mining concessions in the future or that commercially viable mineral deposits will exist on any property we may acquire.

Market for Gold and Silver:

The demand for gold and silver has created a bull market for both metals over the past several years.  Despite a slowing worldwide economy, there also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies  or strained international relations.

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

Employees:

As of  December 31, 2008  we have no employees except for our executive officers.

The AMMEX/EXMIN EXPLORATION JOINT VENTURE.

              In March  2008 we entered into a joint venture agreement to acquire 7,767 hectare Concha mineral concession located in the Melchor Ocampo mining district of Zacatecas, Mexico in conjunction with EXMIN Resources Inc.   We earned a 70% interest in the  joint venture by spending $150,000 in exploration costs.  All costs associated with the further exploration and ownership of the Property,  and any costs associated with the operation of the Joint Venture will  be split on a 70/30 basis with AmMex obligated to pay or reimburse for 70% of the costs and Exmin obligated to pay or reimburse for 30% of the costs.   If any party should fail to reimburse or contribute their required percentage of any costs or expenses  for a period of sixty days following notice of the required reimbursement,  then in that event the Non Defaulting party shall have the right to reacquire the  property interest upon payment of all sums otherwise due and owing from the Defaulting Party.

          To date, drilling results have not been promising.  Unless we secure additional financing,  we will not be able to continue with our obligations under the drilling program.  Moreover,  Exmin has not indicated that it intends to proceed with further drilling activities at this time.

Comparison of Operating Results for the Three  and Six Months ended December 31, 2008 and for the Three and Six Months ended December 31, 2007

Revenues

We are an exploratory mining company with no revenues from operations to date. All of our revenues to date represent interest income which we have earned as a result of our cash holdings.    Monies are deposited in interest bearing accounts until such time as needed for drilling and general working capital purposes.      Our cash holdings were generated from the sale of our securities.   Our cash holdings continue to decline and as a result interest income for the three and six  months ended December 31, 2008  were $13.00  and  $53.00, as compared to $5,211 and $7,728 for the comparable periods in 2007.  Total interest income  was $12,517.

Operating Expenses

For the three and six months ended December 31, 2008 our operating expenses totaled $62,106 and $173,138  as compared to  $3,225,598 and $3,549,009  in 2007.  We have incurred total operating expenses since inception of  $7,211,394.   The primary reason for these significant declines in our operating expenses is directly attributable to a significant reduction in our exploration expenses, corporate communication fees, employment compensation and professional fees.  The only area  we saw a significant cost increase was in stock based compensation.

With declining cash reserves, our exploration expensed continue to decline.  For the three and six months ended December 31, 2008 exploration costs were $(2,096) and $(10,885) as compared to $210,000 and $301,637 for the comparable periods in 2007.  Total exploration costs since inception were $1,605,662.    We have not incurred any geologist expenses in 2008 and minimal expenses attributable to geology expenses in 2007.

Officers and directors did not receive cash compensation for the three and six months ended December 31, 2008 as compared to $130,060 and $182,235 in 2007.

Due to our limited cash reserves, we have relied on stock based compensation totaling $62,739 and $159,064 in 2008.  We did not incur any stock based compensation in 2007.   Total stock based compensation paid since inception totaled $181,689.

Professional fees for the three and six months ended December 31, 2008 were $(309) and $8,950 as compared to $101,788 and $163,076  in 2007.  Total professional fees since inception are $254,608.

Corporate communications have been nominal in 2008 as compared to $315,619 and $353,476 in 2007.  With our reduced exploratory expenses and limited cash,  we have all but eliminated these expenses.

Net Income (loss)

Our Net Loss from operations for the three and six months ended  December 31, 2008  was $62,093 and $173,138 as compared to $3,235,598 and $3,549,009 in 2007.    Net loss since inception totaled $7,095,917.  The reason for the significant decrease in our quarterly losses is attributable to reduced exploration activities, the elimination of corporate communication fees and management’s efforts to control expenses.

Net Loss  per share  for the three and six months ended December 31, 2008 was $(0.01) and $(0.01) as compared to $(0.07) and $(0.08) for the comparable periods in 2007.

Until such time as we are able to determine that the mineral deposits can be extracted in a commercially reasonable manner from our current joint venture and our joint venture partner undertakes to further explore the property, we secure additional capital or,  identify a new joint venture partner,   of which there can be no assurance, we will continue to incur ongoing losses and minimal operations.

Liquidity and Capital Resources

Assets and Liabilities

As of December 31, 2008 we had cash totaling $3,904 and prepaid expenses of $3,161 as compared to  cash totaling $82,054  and prepaid expenses totaling $170,492 as of   June 30, 2008.  Total current assets were  $7,522  as compared to $253,030.  Our fixed assets at  December 31, 2008 were $5,245 as compared to $5,834.    We have total assets of $12,768 as of December 31, 2008 as compared to $258,864.

Our current liabilities as of December 31, 2008 totaled $41,937  as compared to $324,015  at June 30, 2008.   The reduction in our current liabilities is primarily attributable to settlement of a debt obligation for which we issued shares of our common stock.

 We have a working capital deficit at December 31, 2008  (current assets less current liabilities)  of $34,415   as compared to a working capital deficit of $70,985 at June 30, 2008.   We will  have to secure additional funding, of which there can be no assurance, in order for us to continue our mining operations.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our major commodity price risk exposure relates to the then current market value of any silver or gold reserves which we choose to exploit. A dramatic drop in the price of gold or silver would make commercial exploitation of any of our properties less likely than if prices remained at their current level.

We are also subject to currency fluctuations between the United States and Mexico. We do not plan on entering into any hedging transactions. Rather, management will continue to evaluate the market risks and address these issues should they become material to the Company’s ongoing operations.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 4t.

The information required by Item 4t is contained in Item 4.

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

None.

Item 3.

Defaults upon senior securities.

None

 Item 4.

Submission of matters to a vote of security holders.

There were no shareholder meetings called.  However,  we did secure the written consent of the holders of a majority of our issued and outstanding shares of common stock for the following:

1.

 Election of  W. Campbell Birge,  Charles W. Reed and Lucie Letellier to serve on a board of directors.

2. HLB Cinnamon Jang Willoughby & Company PA,  (“HLB”)has been approved as our  independent registered public accounting firm for the year ending June 30, 2009 .

3.  The Company has authorized a 10:1 reverse split of the Company’s issued and outstanding shares of common stock.

4.  The Company has agreed to amend its articles of incorporation to change its name to Wind Works Power Corp.

Item 5.

Other information

None.

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

                           AmMex Gold Mining Corp.

Date:  February 20,  2009

                               By: /s/ W. Campbell Birge

                               --------------------------------

                               W. Campbell Birge

                               CEO and Director

Date:   February 20, 2009

By:/s/ Lucie Letellier

---------------------------------

Chief Financial Officer