Form 10-Q
period 2009-03-31
Ammex Gold Mining Corp.
filed 2009-05-14
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 000-26703

WIND WORKS POWER CORP.
(Name of registrant as specified in its charter)

AMMEX GOLD MINING CORP.

                           (Former Name of Registrant)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 56,806,885 shares of Common Stock, $0.001 par value as of May 1, 2009 .

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. –an Exploratory Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended March 31, 2009 and 2008

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of  Wind Works Power Corp. (Formerly AmMex Gold Mining Corp.  - An Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management Wind Works Power Corp. (Formerly AmMex Gold Mining Corp.  - An Exploration Stage Mining Company). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

 “W. Campbell Birge”

W. Campbell Birge

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at March 31, 2009 and June 30, 2008

(Expressed in United States dollars, unless otherwise stated)

       March 31,

 June 30,

 2009

        2008

 (Unaudited)

    (Audited)

Assets

Current Assets
Cash	$3,761	$82,054
Prepaid Expenses	3,013	170,492
Accounts Receivable	454	484
	7,228	253,030

Fixed Assets (Note 5)	4,958	5,834
	$12,186	$258,864

Liabilities and Stockholders’ Deficiency
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$88,315	$324,015
Loans payable	26,268	-
	114,583	324,015
Stockholders’ Deficiency
Common stock, $0.001 par value	56,806	50,834
Additional Paid-in capital	6,987,318	6,784,221
Contributed surplus	22,625	22,625
Deficit accumulated during the Development Stage	(7,164,746)	(6,918,431)
Accumulated other comprehensive loss	(4,400)	(4,400)
	(102,397)	(65,151)
	$12,186	$258,864

Going concern (Note 1) Commitment (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended March 31, 2009 and March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2009 (Unaudited)	Nine Month Period Ended March 31, 2009 (Unaudited)	Three Month Period Ended March 31, 2008	Nine Month Period Ended March 31, 2008	Cumulative Since November 20, 2002 to March 31, 2009
Revenue
Interest Income	3	56	1,659	9,388	12,520
Expenses
Exploration Expenses	41,735	30,850	26,752	328,389	1,647,397
Geologists	-	-	10,739	24,793	264,469
Advertising and Promotion	-	1,372	662	13,787	74,706
Consulting Fees	-	-	42,132	103,460	435,305
Corporate Communications	148	378	27,128	380,604	531,284
Employment Compensation	-	-	293,535	475,770	1,220,483
Insurance	-	10,201	11,397	36,069	99,308
Amortization	288	876	363	1,099	3,144
Office and Miscellaneous	437	1,262	360	5,633	67,266
Professional Fees	25,021	33,972	53,377	216,453	277,130
Rent Stock-based Compensation	3,642 -	5,874 159,064	2,427 -	6,381 -	25,203 181,689
Travel and Lodging	-	-	3,796	7,488	16,278
Interest and Service charges	1,960	2,521	893	997	6,814
Write-down of Mineral Properties	-	-	-	2,421,650	2,431,650
Total Operating Expenses	73,231	246,370	473,561	4,022,571	7,284,626
Loss for the period before other item:	73,228	246,314	471,902	4,013,183	7,272,106
Other items:
Gain on forgiveness of debt	-	-	-	-	102,960
Net Loss for the period from continuing operations	73,228	246,314	471,902	4,013,183	7,169,146
Comprehensive Loss Foreign currency translation adjustment	- -	- -	- -	- -	4,400
Comprehensive loss for the period	73,228	246,314	471,902	4,013,183	7,164,746
Basic and diluted loss per share	0.01	0.01	0.01	0.08
Weighted average number of shares outstanding	56,806,890	54,801,220	50,830,349	47,778,240

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Interim Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended March 31, 2009  and March 31, 2008

(Expressed in United States dollars, unless otherwise stated)

	Period ended March 31, 2009	Period Ended March 31, 2008	November 20, 2002 (Date of Inception) to March 31, 2009
Cash Flows from Operating Activities
Net Loss for the Period	$(246,314)	$(4,013,183)	$(7,164,746)
Add (deduct) non-cash items:
Amortization	876	1,099	3,144
Stock based compensation			22,625
Write-down of Mineral Properties	-	2,421,650	2,431,650
Shares issued for services	159,064	1,275,400	2,233,738
Write-off of accounts receivable	-		333
Loss on disposal of assets	-		(675)
Gain on forgiveness of debt	-		(137,412)
Changes in non-cash working capital items:
Accounts receivable	30	(415)	(454)
Prepaid expenses	8,415	(34,665)	(7,080)
Accounts payable and accrued liabilities	(26,632)	(22,759)	267,280
	$(104,561)	$(372,873)	$(2,351,597)
Cash Flows from Investing Activities
Purchase of equipment	-	(26,094)	(8,102)
Acquisition of mineral properties	-	2,371,650	(60,000)
	$-	$2,345,556	$(68,102)

Cash Flows from Financing Activities
Capital stock issued	-	555,000	2,079,780
Demand note	-		180,000
Advances from related parties	26,268		163,680
	$26,268	$555,000	$2,423,460
Increase (decrease) in cash from continuing operations	(78,293)	167,127	3,761
Cash, beginning of the period	82,054	25,182	0
Cash, end of the period	$3,761	$192,309	$3,761

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to March 31, 2009

(Stated in US Dollars)  (Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	57,600,000	$ 57,600	$ (45,600)	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	48,600,000	48,600	(28,350)	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended September 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, September 30, 2003	106,200,000	106,200	(73,950)	-	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	181,200	181	4,349	-	-	-	4,530
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the Period ended September 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, September 30, 2004	106,381,200	106,381	(29,601)	-	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the Period ended September 30, 2005	-	-	-	-	(83,763)	-	(83,763)

Balance, September 30, 2005	106,381,200	106,381	399	-	(212,045)	(2,308)	(107,573)

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to March 31, 2009

 (Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Issued for services	3,000,000	3,000	117,000	-	-	-	120,000
Shares returned to treasury	(7,297,360)	(7,298)	7,298	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the Period ended September 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance September 30, 2006	102,083,840	102,083	164,697	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	750,000	750	1,499,250	-	-	-	1,500,000
Capital issued for services	668,000	668	461,482	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	1,455,000	1,455	2,370,195		-	-	2,371,650
Cancellation of shares	(62,054,000)	(62,054)	62,054	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance December 31, 2007	42,902,840	42,902	4,557,678	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Capital issued for financing	1,009,091	1,010	553,990	-	-	-	555,000
Capital issued for services	6,594,289	6,595	1,492,881	-	-	-	1,499,476
Capital issued for debt	327,272	327	179,673	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	50,833,492	50,834	6,784,222	22,625	(6,918,432)	(4,400)	(65,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	5,973,393	5,972	203,097	-	-	-	209,069
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(110,993)	-	(110,993)
Balance September 30, 2008	56,806,885	56,806	6,987,318	22,625	(7,029,425)	(4,400)	32,925

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to March 31, 2009

(Stated in US Dollars)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	-	-	-	-	-	-	-
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(62,093)	-	(62,093)
Balance December 31, 2008	56,806,885	56,806	6,987,318	22,625	(7,091,518)	(4,400)	(29,168)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	-	-	-	-	-	-	-
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(73,228)	-	(73,228)
Balance March 31, 2009	56,806,885	56,806	6,987,318	22,625	(7,164,746)	(4,400)	(102,397)

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

AmMex Gold Mining Corp. changed its name to Wind Works Power Corp. on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, is a natural resource company engaged in the acquisition, exploration of silver, gold and precious metal properties.  The Consolidated financial statements of Wind Works Power Corp.. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.

The accompanying consolidated financial statements and notes thereto of Wind Works Power Corp (the “Company” have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjuction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended March 31, 2009.

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

	March 31, 2009	June 30 2008
Deficit accumulated during the exploration stage	7,164,746	6,918,431
Working capital (deficiency)	(107,355)	(70,985)

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

Mineral Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.

Note 2

Significant Accounting Policies (Continued)

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

Note 3

Related Party Transactions

During the Period ended March 31, 2009 , directors received payments on account of professional fees and reimbursement of expenses in the amount of  $Nil  (2008:  $8,626).

During the nine month period ended March 31, 2009, the company issued 4,714,290 common shares with a total fair market value of $165,000 to directors and officers of the Company in settlement of accounts payable.

Note 4

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007. During the nine month Period ended March 31, 2009, the company entered into certain non-cash operating activities as follows:

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

Note 5

Fixed Assets

Cost Opening Balance	Additions During the Period	Accumulated Depreciation	Net Book Value at March 31, 2009	Net Book Value at June 30, 2008

$ 8 ,102	$ -	$ 3,144	$ 4,958	$ 5,834

Note 6

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the nine month Period ended March 31, 2009:

a)

The Company settled accounts payable in the amount of $209,069 by issuance of 5,973,393 common shares.

During the period ended March 31, 2009, the Board of Directors authorized a reverse split of the Company’s Common stock in which every 10 shares of Common stock held by a shareholder were reduced to one share of Common stock. The reverse split is effective subsequent to the quarter end.

Note 7

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

Changes in the Company’s stock options for the Period ended March 31, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Period	500,000	$0.20
Cancelled	(500,000)	0.20
Balance, end of period	-	$0.00

Note 8

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performs its exploration activities.

Loss for the nine month Period by geographical segment for the Period ended March 31, 2009:

	United States	Mexico	Total
Interest income	$56	-	56

Expenses:
Exploration Expenses	41,215	(10,366)	30,849
Geologists	-	-	-
Advertising and Promotion	1,372	-	1,372
Consulting Fees	-	-	-
Corporate Communications	378	-	378
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	876	-	876
Office and Miscellaneous	880	382	1,262
Professional Fees	33,973	-	33,973
Rent	5,874	-	5,874
Stock based Compensation	159,064	-	159,064
Travel and Lodging	-	-	-
Interest and Service charges	2,500	21	2,521
Write-down of Mineral Properties	-	-	-

Total Expenses	256,334	(9,963)	246,370
Net loss from continuing operations	$256,278	(9,963)	246,314

Note 8

Segmented Information (Continued)

Loss for the nine month Period by geographical segment for the Period ended March 31, 2009:

	United States	Mexico	Total
Interest income	$9,273	$115	$9,388

Expenses:
Exploration Expenses	328,424	(35)	328,389
Geologists	24,793	-	24,793
Advertising and Promotion	13,787	-	13,787
Consulting Fees	103,460	-	103,460
Corporate Communications	380,604	-	380,604
Employment Compensation	475,770	-	475,770
Insurance	36,069	-	36,069
Amortization	1,099	-	1,099
Office and Miscellaneous	5,601	32	5,633
Professional Fees	216,453	-	216,453
Rent	6,381	-	6,381
Travel and Lodging	7,488	-	7,488
Interest and Service charges	989	8	997
Miscellaneous	-	-	-
Write-down of Mineral Properties	2,421,650	-	2,421,650

Total Expenses	4,022,566	5	4,022,571
Net loss from continuing operations	$4,013,293	$(110)	$4,013,183

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
March 31, 2009
Mineral properties		-		-		-
Equipment		4,958		-		4,958

March 31, 2008
Mineral properties		10,000		-		10,000
Equipment		6,193		-		6,193

Note 9

Commitments

By a lease agreement dated July 6, 2006, the Company agreed to lease office premises for three Periods commencing August 1, 2006 for the following consideration:

2009	$ 7,832

Note 10

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

Note 10

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

We have not been successful in developing our mining operations.  While we will continue to investigate these opportunities, our focus has shifted to alternative energy and we will be investigating opportunities in wind power.  We have no experience in this field.   There can be no assurance that we will be successful in this new business.   We will also require additional capital to implement our new business plan.  If we cannot secure additional financing there can be no assurance that we will be successful in launching this new business opportunity.

Our management has no experience in the alternative energy field.

Management has no experience in either investigating potential opportunities in the alternative energy field or operating any company engaged in this area.  Management will require additional training to undertake any venture in the development of commercial wind parks. Alternatively, management will have to hire personnel with the expertise in this field.   If management cannot develop the expertise to exploit opportunities in alternative energy or, retain qualified people, it is highly unlikely that we will be able to compete effectively even if we secure required financing.

We have no history in working with wind power.

We have no history of earnings or cash flow from alternative energy sources and management has no experience in this area.  If we are able to identify prospective sites for a wind park or even secure financing to purchase or lease wind turbines, there is no assurance that these undertakings will be commercially viable.  Factors beyond our control may restrict our ability to undertake this project including more restrictive government regulation, changing weather conditions viability and a changing economic environment.

We will need to raise additional capital.

The commercial exploitation of wind power technology will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, the Company will not be able to implement its new business strategy.

 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

.

Background

Since our inception we have been engaged in several different business fields, none of which were successful.   Our initial focus was to develop high speed wireless internet access to the public via public hot spots.  This business venture was not successful and was terminated in early 2006.  In June 2006, we changed our business focus to concentrate on precious metal exploration, primarily gold and silver.  As an exploratory stage mining companies, our activities have been limited to   searching for deposits from which we may be able to extract precious minerals and designing a process for profitable extraction.  Drilling results on a number of properties have not been successful and have been abandoned.   We currently have a 70% interest in a joint venture with EXMIN Resources Inc. in connection with the Concha mineral concession located in the Melchor Ocampo mining district of Zacatecas, Mexico. Further drilling will be dependent upon more favorable geological studies, of which there can be no assurance.  Notwithstanding the foregoing, management believes that even if the Company can confirm more favorable geological studies which identify proven reserves of either gold or silver, the costs to commence mining operations would be prohibitive.    Based on the foregoing, we have decided to redirect our attention to alternative energy sources.

In furtherance thereof, management has been investigating opportunities in wind power.  Management believes that renewable energy supplies will be in increasing demand over the next ten years.  In order for us to proceed with this business model, management felt that amending our certificate of incorporation to change our name to Wind Works Power Corp. would be more appropriate to reflect this new business focus.

WIND POWER

Industry Overview

In today’s society, wind power and alternative energy are becoming a fast growing force along with the “Go Green” attitude.  Renewable energy is produced using resources that are naturally replenished, such as wind, sunlight, geothermal heat, tides and biofuels. Technologies that produce energy from these renewable sources (other than biofuels) are often referred to as “clean” or “green” as they produce few, if any, pollutants that negatively impact the environment. Comparatively, fossil fuels such as coal, natural gas and oil are exhaustible and release greenhouse gases such as carbon dioxide or other pollutants into the atmosphere during energy production. As a result of increased environmental awareness, the deployment of renewable energy technologies has grown rapidly during the past several years. According to the Energy Information Administration, 37% of new U.S. power generation capacity in 2007 consisted of renewable technologies, compared with only 2% in 2003. This increase is expected to continue in both the United States and Canada. It is anticipated that renewable energy capacity in North America is expected to grow by a compounded annual growth rate between 9% and 11% through 2025.  At this rate, the United States and Canada could supply 25% of its electrical energy requirements with renewable energy by 2025.

Wind energy is the fastest-growing renewable energy generation technology worldwide due to its cost efficiency, technological maturity and the wide availability of wind resources. It has been suggested that wind power has the greatest potential among all renewable energy technologies for further growth in North America.  Although the United States and Canada have hydroelectric and geothermal resources, many potential hydroelectric sites have already been developed and geothermal production is confined by geographical limitations to only certain areas.  In contrast, the available untapped wind resources across North America remains vast. Additionally, other renewable energy technologies, such as solar power, are currently less economically attractive than wind energy, and others, such as biofuels, emit particulates which have a greater negative impact on the environment than wind energy.

Wind Energy Fundamentals

The term “wind energy” refers to the process used to generate electricity through wind turbines. The turbines convert wind’s kinetic energy into electrical power by capturing it with a three blade rotor mounted on a nacelle that houses a gearbox and generator. When the wind blows, the combination of the lift and drag of the air pressure on the blades spins the blades and rotor, which turns a shaft through the gearbox and generator to create electricity.

Wind turbines are typically grouped together in what are often referred to as “wind parks.” Electricity from each wind turbine travels down a cable inside its tower to a collection point in the wind park and is then transmitted to a substation for voltage step-up and delivery into the electric utility transmission network, or “grid.” Today’s wind turbines can efficiently generate electricity when the wind speed is between 11 and 55 miles per hour.

A key factor in the success of any wind park is the profile and predictability of the wind resources at the site. Extensive studies of historical weather and wind patterns have been performed across North America and many resources, in the forms of charts, graphs and maps, are available to wind energy developers. The most attractive wind park sites offer a combination of land accessibility, power transmission, proximity to construction resources and strong and dependable winds.

When wind energy developers identify promising sites, they perform detailed studies to provide greater certainty with respect to the long-term wind characteristics at the site and to identify the most effective turbine strategy. The long-term annual output of a wind park is assessed through the use of on-site wind data, publicly available reference data and sophisticated software. Wind speeds are estimated in great detail for specific months, days or even hours, and are then correlated to turbine manufacturers’ specifications to identify the most efficient turbine for the site. Additional calculations and adjustments for turbine availability (which is principally affected by planned and unplanned maintenance events), wake effects (wind depletion caused by turbines sited upwind), blade soiling and icing and other factors are made to arrive at an estimate of net expected annual kilowatt hour electricity production at the site.

 Employees:

As of March 31, 2009 we have no employees except for our executive officers.

Comparison of Operating Results for the Three  and Nine Months ended March 31, 2009 and for the Three and Nine Months ended March 31, 2008.

Revenues

We have been an exploratory mining company with no revenues from operations.    All of our revenues to date represent interest income which we have earned as a result of our cash holdings.    Monies are deposited in interest bearing accounts.    Our cash holdings were generated from the sale of our securities.   Our cash holdings continue to decline and as a result interest income for the three and nine   months ended March 31, 2009 were $3.00   and $56.00, as compared to $9,388 and $12,520 for the comparable periods in 2008.  Total interest income since inception was $12,520.

Operating Expenses

For the three and nine months ended March 31, 2009 our operating expenses totaled $73,231 and $246,370 as compared to $473,561 and $4,022,571 in 2008.  We have incurred total operating expenses since inception of $7,284,626.    The primary reason for this significant decline in our operating expenses is directly attributable to a significant reduction in our exploration expenses, corporate communication fees, employment compensation and professional fees.  There was no stock based compensation paid during our most recent fiscal quarter.  However, stock based compensation for the nine months ended March 31, 2009 totaled $159,064 while no stock based compensation was paid during the comparable periods in 2008.

With declining cash reserves, our exploration expenses continue to decline.  For the nine months ended March 31, 2009 our exploratory expenses totaled $30,850 as compared to $328,389 for the comparable periods in 2008.  Total exploration costs since inception were $1,647,397.   We have not incurred any geologist expenses for the nine months ended March 31, 2009 as compared to $24,793 in 2008 and $264,469 since inception.

Officers and directors did not receive cash compensation for the three and nine months ended March 31, 2009 as compared to $293,535 and $475,770 in 2008.  Total employment compensation since inception totaled $1,220,483.

Professional fees for the three and nine months ended March 31, 2009 totaled $25,021 and $33,972 as compared to $53,377 and $216,453 for the comparable periods in 2008.  Total professional fees since inception are $277,130.

Corporate communications have been nominal in 2009 as compared to $27,128 and $380,604 in 2008.  With our reduced exploratory expenses and limited cash, we have all but eliminated these expenses.

Net Income (loss)

Our Net Loss from operations for the three and nine months ended March 31, 2009 was $73,228 and $246,314 as compared to $471,902 and $4,013,183 in 2008.  Net loss since inception totaled $7,272,106.   The reason for the significant decrease in our quarterly losses is attributable to reduced exploration activities, the elimination of corporate communication fees and management’s efforts to control expenses.

Net Loss per share for the three and nine months ended March 31, 2009 was $(0.01) and $(0.01) as compared to $(0.01) and $(0.08) for the comparable periods in 2008.

Until such time as we are able to determine that the mineral deposits can be extracted in a commercially reasonable manner from our current joint venture or we successfully launch our wind power program or secure additional capital, of which there can be no assurance, we will continue to incur ongoing losses and minimal operations.

Liquidity and Capital Resources

Assets and Liabilities

As of March 31, 2009 we had cash totaling $3,761 and prepaid expenses of $3,013 as compared to cash totaling $82,054 and prepaid expenses totaling $170,492 as of June 30, 2008.  Total current assets were $7,228 as compared to $253,030.  Our fixed assets at March 31, 2009 were $4,958 as compared to $5,834.    We have total assets of $12,186 as of March 31, 2009 as compared to $258,864 at June 30, 2008.

Our current liabilities as of March 31, 2009 totaled $114,583 as compared to $324,015 at June 30, 2008.   The reduction in our current liabilities is primarily attributable to settlement of a debt obligation for which we issued shares of our common stock.

 We have a working capital deficit at March 31, 2009 (current assets less current liabilities) of $107,355   as compared to a working capital deficit of $70,985 at June 30, 2008.   We will have to secure additional funding, of which there can be no assurance, in order for us to continue either our mining or wind power operations.

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

None.

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

None.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit No.    Description

-----------    -----------

  2.1

     Certificate of Amendment to Articles of Incorporation*

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

                           Wind Works Power Corp.

Date:   May 14, 2009

                               By: /s/ W. Campbell Birge

                               --------------------------------

                               W. Campbell Birge

                               CEO and Director

Date:   May 14, 2009

By:/s/ Lucie Letellier

---------------------------------

Chief Financial Officer