Form 10-K
period 2009-06-30
Wind Works Power Corp.
filed 2009-10-13
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number  333-113296

———————

WIND WORKS POWER CORP.

(Exact name of registrant as specified in its charter)

AmMex Gold Mining Corp.

(former  name of Registrant)

Nevada	98-0409895
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
(Address of principal executive offices) (Zip Code)

(613) 226-7833
(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
common stock, $0.001 par value		None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information

statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on December 31, 2008 was approximately  $4.9 million.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

16,763,345 shares of common stock, $.001 par value as of  September 30,  2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                         None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Wind Works Power Corp.  (“Wind Works” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned wind farms and projects and any other statements about Wind Works’  future expectations, beliefs, goals, plans or prospects constitute forward-looking statements.  You should also see our risk factors beginning on page 6.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements.  Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could  differ materially from those indicated in the forward-looking statements.

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

We are under no duty to update such forward-looking statements.

ii

TABLE OF CONTENTS

Page

PART I.

Item 1.

Business

                  1

Item 1A.

Risk Factors

                 6

Item 1B.

Unresolved Staff Comments

                14

Item 2.

Properties

14

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

15

Part II

Item 5.

Market for Common Equity Related Stockholder Matters and Issuer

Purchases of Equity Securities

15

Item 6.

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

20

Item 8.

Financial Statement and Supplemental Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

24

Item 11.

Executive Compensation

26

Item 12.

Security Ownership of Certain Beneficial Owners  and Management

and Related Stockholder Matters.

27

Item 13.

Certain Relationships and Related Transactions, and Director

 Independence

28

Item 14.

Principal Accounting Fees and Services

29

PART IV.

Item 15.

Exhibits, Financial Statement Schedule

30

iii

 Item 1.  Description of Business.

Background

Since our inception we have been engaged in several different business fields, none of which were successful.   Our initial focus was to develop high speed wireless internet access to the public via public hot spots.  This business venture was not successful and was terminated in early 2006.  In June 2006, we changed our business focus to concentrate on precious metal exploration, primarily gold and silver.  In furtherance thereof, we acquired mining rights to several different mining concessions.  None of this proved successful including the Exmin Joint Venture.

The Exmin Joint Venture, in which we have a 70% equity interest   provided us the opportunity to acquire mining rights to the Cerro Gordo mining concession.  Our mining operations have not been successful and we are in default with respect to our obligations under our joint venture agreement.   We intend to forfeit our equity interest in the joint venture in consideration for the forgiveness of indebtedness.

Management has changed the Company’s focus and began to investigate opportunities in wind power.  Management believes that renewable energy supplies will be in increasing demand over the next ten years.  In order to better reflect our new focus, we changed our name to Wind Works Power Corp.  In September 2009, we executed a joint venture agreement, an option agreement and a new management team was installed.

To fully implement our business plan we will require a significant cash infusion and capitalizing on the strategic alliances that we have established.  There can be no assurance that we will secure the required financing to implement our business plan.

OUR BUSINESS

We intend to become wind energy developers. We will assemble land packages (“wind farms”).   In assembling our wind farms we will conduct wind surveys, secure leasehold rights to the property, determine local distribution capabilities, undertake environmental screening, determine site specifications, secure regulatory approval, develop the local infrastructure  and finally secure wind power contracts.   Once we secure power contracts, we believe that we will be able to sell the wind farms to wind energy producers or utility companies.

In order to implement this new business plan, new officers and directors have been appointed.  We have entered into a joint venture agreement and option agreement with Zero Emission People LLC, (“Zero Emission”) an entity controlled by Dr. Ingo Stuckmann, our recently appointed chief executive officer.

Zero Emission has been developing wind parks since 1993 through their parent company, Seeba Energy Farming Gmbh in Germany.  Zero Emission owns wind energy projects in Canada,  the United States and throughout Europe.  Through its years of experience, we hope to capitalize on the expertise and strategic alliances that Zero Emissions has forged to date.

The development of a wind farm involves many steps and can take years before coming to fruition.  First, developers must identify suitable land areas where there are sustainable wind speeds.  The land package must then be assembled.  Environmental screenings, noise assessments, visual assessments and avian and floral assessments must be secured.  Wind energy engineers must prepare a three stage site implementation program

The first stage of the program involves locating the ideal placement for the wind turbines and determining which type of wind turbine can provide the optimal results for the wind turbines.  The second stage of the program involves building access roads to the property and constructing transmission lines which can be connected to the power grid.  The final stage of the site development program is determining the final yield assessment which occurs after a power purchase agreement is signed with a local utility.

After we have secured the required licensing, and paid any required fees  we intend to negotiate power contracts with local utilities.    At this time, we do not intend to become a wind energy producer.  Rather, we will develop the wind park for sale to wind energy producers.   Our business model is to assemble a land package, secure regulatory approval,  provide engineering studies,  build the required infrastructure and finally enter into power purchase agreements with local utilities.  When we sell our wind farms, we will be offering buyers a complete turnkey package.  Purchasers will be required to purchase the wind turbines.  Following the installation of the wind turbines, purchasers will then be able to sell wind power electricity pursuant to the terms and conditions of the power purchase agreements.

The Joint Venture

Our first two projects will be two 10 megawatt (MG) wind parks; the Snowy Ridge Windpark (“Snowy Ridge”)  and Grey Highland Windpark (“Grey Highland”).  Both of these windparks are located in Ontario, Canada.

Snowy Ridge:

Snowy Ridge is a 10 MW project located in the vicinity of Bethany, Ontario.

Preliminary location and resource assessment conducted by Zero Emission indicate that Snowy Ridge project can be developed in an area of high elevation that can optimize the wind resources.  Annual mean wind speeds are measured at over 6.7 meters per second at a height of 80 meters

o

Load capacity has been confirmed via Connection Impact Assessment.

o

Zero Emission has negotiated a 21 year lease with five (5) five year options (25 option years in total).  The lease encompasses approximately 1,000 acres of land for the wind farm.

o

Preliminary Environmental Screening has been completed and confirmed that the wind farm will have no significant impact on the environment.  Environmental screening is required to assess any impact on endangered, protected or threatened species in protected areas.

o

Site and visual assessments for turbine locations, optimization, turbine specifications are currently in process.  Upon completion we intend to build the access roads and transmission lines to be attached to the power grid.

•

Noise Assessments have been completed

•

Avian and floral and mammal studies are currently in progress.

To date, all of these expenses have been incurred by Zero Emission.  We have committed a total of $210,000 to the joint venture.  A total of $105,000 will be allocated to both the Snowy Ridge and Grey Highland wind farms.   Each payment of $105,000 represents an application fee of $5,000 and  a refundable “fee in tariff”  deposit.  Each of the $105,000 payments is required before a utility in Ontario, Canada will enter into a power purchase contract.   The $100,000 fee is refundable once the wind turbines have been installed on the wind farms.

After payment of the $210,000, future expenses will be allocated pro rata based upon the parties equity interest in the joint venture.

If we secure the required financing, we expect that these funds will first be used for the following purposes:

o

Completion of the application process including tariffs and required fees and expenses in connection with legislative approval.

o

Finalize engineering drawings.

o

Negotiate power contracts.

o

Implement such steps as necessary to facilitate the sale or lease of the wind farm.

Grey Highland

Grey Highland is a 10 MW project located in the vicinity of Maxwell, Ontario and encompasses approximately 700 acres.  Zero Emissions has developed this project to the same extent as the Snowy Ridge project.   Completing the package for sale or lease will entail similar procedures as set forth with Snowy Ridge.

Prospective Wind Farm Developments

Increasing the number of wind farms that we can package will enhance our value.   Depending on the location of the wind farm, different sets of regulatory guidelines will likely apply.  These requirements may be unduly burdensome and prevent us from expanding into areas where we see opportunity for wind energy farms.

The Option Agreement

In conjunction with the execution of the Joint Venture, we executed an Option Agreement with Zero Emissions The option grants us the exclusive right to purchase up to a 100% interest in a minimum of 400 MG wind energy projects in Canada, the United States and Europe.  We issued Zero Emission a total of 3.5 million shares of our common stock in consideration for the grant of the option.   We do not anticipate exercising this option until we have met our business objectives as more fully set forth in the Joint Venture.

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

  Growth in Wind Energy

The growth in wind energy will likely continue due to a number of key factors, including:

·	Increases in electricity demand coupled with the rising cost of fossil fuels used for conventional energy generation resulting in increases in electricity prices;

·	Heightened environmental concerns, creating legislative and popular support to reduce carbon dioxide and other greenhouse gases;

·	Regulatory mandates as well as government tax incentives.

·	Improvements in wind energy technology;

·	Increasing obstacles for the construction of conventional fuel plants; and

·	Abundant wind resources in attractive energy markets.

Wind energy, which has no fuel costs, has become much more competitive by comparison to traditional electricity generation sources, and has grown dramatically relative to other non-hydroelectric renewable sources (including biofuels, geothermal and solar) in recent years.  Wind energy also offers an attractive method of managing commodity price risk while maintaining strict environmental standards, as it provides a stable, affordable hedge against the risk of increases in the price of coal, natural gas and other fuels over time. Increasing the use of wind energy also has the implied benefit of lowering overall demand for natural gas, particularly during winter peak demand.

Concerns over the recent volatility in fuel prices, coupled with the significant dependence on fossil fuels, has been and will continue to be a factor in the political and social movement towards greater use of clean energy.

 Heightened Environmental Concerns, Creating Legislative and Popular Support to Reduce Carbon Dioxide and Other Greenhouse Gases

The growing concern over global warming caused by greenhouse gas emissions has also contributed to the growth in the wind energy industry. According to the Intergovernmental Panel on Climate Change Fourth Assessment Report, experts have noted that eleven of the last twelve years (1995–2006) rank among the warmest years since 1850. Additionally, the global average sea level has risen at an average rate of 1.8 millimeters per year since 1961 and at 3.1 millimeters per year since 1993, due to the melting of glaciers, ice caps and polar ice sheets, coupled with thermal expansion of the oceans. The importance of reducing greenhouse gases has been recognized by the international community, as demonstrated by the signing and ratification of the Kyoto Protocol, which requires reductions in greenhouse gases by the 177 (as of March 2008) signatory nations (not including the United States).

Substituting wind energy for traditional fossil fuel-fired generation would help reduce CO2 emissions due to the environmentally-friendly attributes of wind energy. According to the Energy Information Administration, the United States had the highest CO2 emissions of all countries in the world in 2005, contributing approximately 20% of the world’s CO2 emissions. Since 1990, CO2 emissions from the United States’ electric power industry have increased by a cumulative amount of 27%, from 1.9 billion metric tons to 2.5 billion metric tons.

Environmental legislation and regulations provide additional incentives for the development of wind energy by increasing the marginal cost of energy generated through fossil-fuel technologies. Such legislation and regulations have been designed to, for example, reduce ozone concentrations, particulate emissions, haze and mercury emissions and can require conventional energy generators to make significant expenditures, implement pollution control measures or purchase emissions credits to meet compliance requirements. These measures have increased fossil fuel-fired generators’ capital and operating costs and put upward pressure on the market price of energy. Because wind energy producers are price takers in energy markets, these legislative measures effectively serve to make the return on wind energy more attractive relative to other sources of generation.

It is anticipated that there is significant support to enact legislation that will attempt to reduce the amount of carbon produced by electrical generators. Although the ultimate form of legislation is still being debated, the two most likely alternatives are (i) a direct emissions tax or (ii) a cap-and-trade regime. We believe either of these alternatives would likely result in higher overall power prices, as the marginal cost of electricity.

 Improvements in Wind Energy Technology

Wind turbine technology has improved considerably in recent years with significant increases in capacity and efficiency. Multiple types and sizes of turbines are now available to suit a wide range of wind resource characteristics and landscapes. Modern wind turbines are capable of generating electricity for 20 to 30 years.

There have been two major trends in the development of wind turbines in recent years:

·

According to the Danish Wind Industry Association and the U.S. Department of Energy, individual turbine capacity has increased dramatically over the last 25 years, with 30 kW machines that operated in 1980 giving way to the 1.5 MW machines that are standard today; and

·

Wind park performance has improved significantly, according to the U.S. Department of Energy, as turbines installed in 2004 through 2006 averaged a 33%-35% net capacity factor (the ratio of the actual output over a period of time and the output if the wind park had operated at full capacity over that time period) as compared to the 22% net capacity factor realized by turbines installed prior to 1998.

Additionally, as wind energy technology has continued to improve, according to AWEA, the capital cost of wind energy generation has fallen by approximately 80% over the past 20 years.

Increasing Obstacles for the Construction of Conventional Fuel Plants

In addition to the impediments presented by the extensive and growing environmental legislation, new power plants that use conventional fuels, such as coal and nuclear technologies, face a difficult, lengthy and expensive permitting process. Furthermore, increasing opposition from public environmental groups towards coal-fired power plants, coupled with rising construction costs, contributed to the cancellation of many planned coal plants in 2007. Traditional energy developers and utilities are likely to face permitting and restricted supply issues in the future. As a result, alternative energy sources such as wind will need to be developed to meet increasing electricity demand and will be able to capitalize on the resulting higher energy prices.

Abundant Wind Resources in Attractive Energy Markets

The potential for future growth in the North American wind energy market is supported by the large land area available for turbine installations and the availability of significant wind resources. According to AWEA,

 Wind energy project revenues are highly dependent on suitable wind and associated weather conditions.

The energy and revenues generated at a wind energy project are highly dependent on climatic conditions, particularly wind conditions, which are variable and difficult to predict. Turbines will only operate within certain wind speed ranges that vary by turbine model and manufacturer, and there is no assurance that the wind resource at any given project site will fall within such specifications.  Even after undertaking studies to determine the feasibility of a project, actual climatic conditions at a project site, particularly wind conditions, may not conform to the findings of these wind studies, and, therefore, wind energy projects may not meet anticipated production levels, which could adversely affect forecasts.  In addition, global climate change could change existing wind patterns; such effects are impossible to predict.

Tornados, lightning strikes, floods, severe storms, wildfires or other exceptional weather conditions or natural disasters could damage wind energy projects and related facilities and decrease production levels. These events could have a material adverse effect on the operations of any wind farm.

 Environmental Regulation

Wind park development activities are subject to various government environmental laws and regulations, primarily including environmental impact review requirements and regulations governing the discharge of fill materials into protected wetlands. The impact of these laws and regulations on the development, construction and operation of wind parks is site specific and varies depending upon the location and design of the wind park and the relevant regulations.   Potential regulation may require an evaluation us to evaluate the potential environmental impacts caused by wind parks, including assessments of visual and noise impacts, effects on wildlife (primarily birds and bats) and impacts to historical and cultural resources, and to implement measures to mitigate those impacts to the extent practicable. Additional regulation may be imposed with respect to the operations of the wind parks by setting limits on the use of local roads, setback requirements and noise standards. Failure to comply with these requirements or with other regulatory standards may result in the denial of required permits that are required for construction or operation or become subject to regulatory enforcement actions.  Legal challenges or enforcement actions, even if ultimately defeated, can result in substantial delays in the completion of a wind park and may have a material adverse effect on business, results of operations and financial condition.

Wind parks need to be designed to have minimal operational impact on the environment. Operation of a wind park does not produce significant wastes, generate air emissions or result in wastewater discharges. While most of our environmental regulatory obligations arise during or prior to the construction stage for some wind parks, significant environmental obligations may still exist even after construction is complete.   For example, wind parks may be required to monitor impacts on avian species and to adopt mitigating measures if substantial impacts are determined. In most cases, the precise nature of this potential mitigation is not specified in the wind parks’ permits.   Wind parks may also be required to mitigate for damage to or loss of wetland areas which, in some instances, may not be completed for several years after the wind park is constructed.

Management believes that there is tremendous opportunity in entering the renewable energy field.  However, any undertaking of this kind will require an infusion of capital and/or a strategic partner.

Item 1a. Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

RISK FACTORS

We are dependent on our new management team.

Except for W. Campbell Birge, we have replaced former management and installed a new Board of Directors.  We will be substantially dependent upon Dr. Ingo Stuckmann, our new chief executive officer and J.C. Pennie, the Chairman of our Board of Directors.  Both individuals have been actively involved in the wind power industry.  However, neither has experience in running a public company.  The business contacts and relationships that we hope to secure are predominantly those of Dr. Stuckmann and Mr. Pennie.  Our business would be materially and adversely affected if their services would become unavailable to us. We cannot assure you that these individuals will continue to be available to us.   We do not maintain key man insurance.

Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success depends upon a number of key management, sales, technical and other critical personnel, including our executive officers, our board of directors and key employees with expertise in the industry. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in locating new sites, effectiveness of sales efforts, quality of customer service, and completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

 We may have to depend on outside advisors for some of our primary business operations.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers and attorneys or engage other consultants or advisors. The selection of any such advisors will be made by our officers without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

We have no operating history in the wind power industry.

We have no history in the wind power industry nor in assembling wind farms.  We were not successful in developing our mining operations and there can be no assurance that our new business   venture will prove successful.  As such there is no  history of developing or managing wind farms  which you can use to evaluate our business. Our prospects for success must be considered in the context of a new company in a developing industry. The risks we face include developing and acquiring wind farms, compliance with significant regulation, reliance on third parties, operating in a competitive environment. If we are unable to address all of these risks, our business, results of operations and financial condition may suffer.

Revenues from the sale or lease of our wind farms will be subject to fluctuating market prices for energy and capacity.

The revenues that can be generated by wind farms depend on market prices of energy in competitive energy markets. Market prices for both energy and capacity are volatile and depend on numerous factors outside our control including economic conditions, population growth, electrical load growth, government and regulatory policy, weather, the availability of alternate generation and transmission facilities, balance of supply and demand, seasonality, transmission and transportation constraints and the price of natural gas and alternative fuels or energy sources. These factors will impact the value of our wind farms.

There are a small number of wind turbine manufacturers, and increased demand may lead to difficulty in obtaining wind turbines and related components at affordable prices or in a timely manner.

We will not purchase wind turbines. However, there are only a small number of companies that have the expertise and access to the necessary components to build multi-megawatt class wind turbines. The rapid growth in the aggregate worldwide wind energy industry has created significantly increased demand for wind turbines and their related components that is currently not being adequately satisfied by suppliers. Wind turbine suppliers have significant supply backlogs, which tend to drive up prices and delay the delivery of ordered wind turbines and components.   If this continues, our wind farms will become less attractive.

The federal government may not extend or may decrease tax incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Tax incentives offered by the United States and other governments make wind energy an attractive business opportunity.  If these incentives are eliminated or reduced,   our wind farms will be less attractive to prospective purchasers.

Currently, federal tax incentives applicable to the wind energy industry currently in effect include the production tax credit (“PTC”) and business energy investment tax credit (“ITC”) together with accelerated tax depreciation for certain assets of wind farms. The  PTC provides the owner of a wind turbine placed in operation before the end of 2012 with a ten-year credit against its federal income tax obligations based on the amount of electricity generated by the wind turbine. The ITC provides a 30% credit in the form of a tax credit for property placed in service before the end of year 2012, or, alternatively, a 30% cash grant from the U.S. Treasury Department if an application is submitted by October 2011. The accelerated depreciation for certain assets of wind farms provides for a five-year depreciable life for these assets, rather than the 15 to 25 year depreciable lives of many non-renewable energy assets, with an additional 50% bonus depreciation allowed for wind energy assets placed in service by the end of 2009.

The PTC and ITC are scheduled to expire on December 31, 2012, and, unless extended or renewed by the U.S. Congress, will not be available for energy generated from wind turbines placed in service after that date. We cannot assure you that current or any subsequent efforts to extend or renew this tax incentive will be successful or that any subsequent extension or renewal will be on terms that are as favorable as those that currently exist. In addition, there can be no assurance that any subsequent extension or renewal of the PTC and/or ITC would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated depreciation of wind farm assets will not be modified, amended or repealed in the future. If the federal PTC or ITC are not extended or renewed, or are extended or renewed at lower rates, financing options for wind farms will be reduced and development plans for additional wind farms will be adversely affected.

The performance of wind farms is dependent upon meteorological and atmospheric conditions that fluctuate over time.

Identifying suitable locations for our wind farms is critical.  The production of electricity generated by wind farms will be highly dependent on meteorological and atmospheric conditions.

Site selection requires the evaluation of the quality of the wind resources based upon a variety of factors. The wind data gathered on site and data collected through other sources form the basis of wind resource projections for a wind farm’s performance.  Wind resource projections do not predict the wind at any specific period of time in the future. Therefore, even in the event where prediction of a wind farm’s wind resources becomes validated over time, the wind farm will experience hours, days, months and even years that are below wind resource predictions. Wind resource projections may not predict the actual wind resources observed by the wind farm over a long period of time. Assumptions included in wind resource projections, such as the interference between turbines, effects of vegetation and land use, and terrain effects may not be accurate. Wind resources average monthly and average time of day long-term predictions may not be accurate and, therefore, the energy wind farms produce over time may have a different value than forecast.

Operational factors may reduce energy production below projections, causing a reduction in revenue.

The amount of electricity generated by a wind farm depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind farm may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind farm can deliver to the network. These matters will adversely impact the value of our wind farms.

The wind energy industry is extensively regulated and changes in or new regulations or delays in regulatory approval could hurt our business development.

Developing our wind farms will be subject to extensive energy and environmental regulation by federal, state and local authorities. Delay in obtaining, or failure to obtain and maintain in full force and effect, any of the regulatory approvals we need to develop our wind farms, or delay or failure to satisfy any applicable regulatory requirements, could prevent us from fully implementing our business strategy.

Various state and provincial governments may not extend or may decrease incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Various types of incentives which support the sale of electricity generated from wind energy presently exist in  the United States and Canada.  These incentives  can be offered at both the state and provincial level.  We cannot assure you that governmental support for alternative energy sources in the form of RPS programs or RECs recognition and trading will continue at the state or provincial level or that the wind farms that we develop will qualify for such incentives. Any decrease in government   incentives would have an adverse impact on our development strategy.

We will need to  locate and develop new sources of wind power in a timely and consistent manner, and failure to do so would adversely affect our operations and financial performance.

Our success in the industry requires additional and continuing development to become and remain competitive.  Subject to available working capital, we expect to make substantial investments in development activities. Our future success will depend, in part, on our ability to continue to locate additional wind power sites. Developing a wind farm site is dependent upon, among other things, acquisition of rights to parcels of property and  receipt of required local, state and federal permits.   This development activity will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in our development endeavors. We may not achieve widespread market acceptance of our wind farms.  We may not meet some of these requirements or may not meet them on a timely basis. We may modify plans for the development of a wind farm. We will typically incur substantial expense in the development of wind farms. Many of these expenses, including obtaining permits and legal and other services, are incurred before we can determine whether a site is environmentally or economically feasible. After such a determination is made, significant expenses, such as environmental impact studies, are incurred. A number of factors are critical to a determination of whether a site will ultimately be developed as a wind farm including changes in regulatory environment, changes in energy prices, community opposition, failure to obtain regulatory and transmission approvals and permits. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

The number of desirable sites available for the development of wind farms is limited, and our inability to identify or acquire sites will limit our ability to implement our development strategy.

Wind farms can be built only in regions with suitable wind conditions. In addition, certain constraints must be taken into account in connection with the development of each wind farm. These include topographic constraints, landowners’ willingness to grant access to their land, connection capacities of the local transmission network and regulatory constraints associated with the proximity to housing, airports or protected sites.

If we cannot locate sufficient available sites on which to develop wind farms, it could have a material adverse effect on our business, results of operations, financial condition, or on our ability to implement our business strategy.

 We will face competitive pressures from a variety of competitors.

We are a small company, and we will be operating in a highly competitive market, and this competition may accelerate in the future. In both Canada and the United States, large utility companies dominate the energy production industry and coal continues to dominate as the primary resource for electricity production followed by other traditional resources such as nuclear, oil and natural gas. We expect that primary competition for the wind power industry will continue to come from utility company producers of electricity generated from coal and other non-renewable energy sources. Within the  wind power market itself, there is also a high degree of competition, with growth opportunities in all sectors of the industry regularly attracting new entrants.

There are a limited number of sites desirable for wind farms and a limited supply of wind turbines and other related equipment necessary to operate wind farm facilities. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of wind farms.  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. This would in turn reduce our ability to develop wind farms.

Access to, availability and cost of transmission networks are critical to development of wind farms; failure to obtain sufficient network connections for future wind farms would adversely affect our operations and financial performance.

Wind farm operators will be dependent  on electric transmission facilities owned and operated by third parties to deliver the electricity.  To the extent that these facilities are not readily available, the value of our wind farms will be adversely affected.  The capacity of the local transmission network may be limited or constrained, and the owner of the network may not allow wind farm operators to interconnect without first constructing the system upgrades that the owner requires. For this reason, we may be required   to pay some or all of the costs of upgrading the existing transmission facilities to support the additional electricity that a wind farm will be delivering into the network. The location of a wind farm in a particular area therefore depends significantly on whether it is possible to interconnect with the transmission network at a reasonable cost. Many wind farms are located in remote areas with limited transmission networks where intense competition exists for access to, and use of capacity on, the existing transmission facilities. We cannot assure you that we will obtain sufficient network connections for future wind farms within planned timetables and budgetary constraints.

Wind farms are required to meet certain technical specifications in order to be connected to the transmission network. If any wind farm does not meet, or ceases to comply with, these specifications, we will not be able to connect, to or remain connected, to the transmission network. We may also incur liabilities and penalties, including disconnection from the network, if the transmission of electricity by one or more of wind farms does not comply with applicable technical requirements. In the agreements with respect to connecting to the existing electricity transmission network between wind farms and the applicable transmission owner or operator, the transmission owner or operator retains the right to interrupt or curtail our transmission deliveries as required in order to maintain the reliability of the transmission network. We cannot assure you that our wind farms will not be adversely impacted by any such interruption or curtailment.

 Public opposition toward wind farms may make it more difficult to obtain the necessary permits and authorizations required to develop or maintain a wind farm.

Public attitude towards aesthetic and environmental impacts of wind energy projects impacts the ability to develop our wind farms. In many localities, the environmental impact review process ensures a role for concerned members of the public that can lead to changes in design or layout, extensive impact mitigation requirements, or even the rejection of a project. In such areas, local acceptance is critical to the ability to obtain and maintain necessary permits and approvals. We cannot assure you that any wind farm projects under development will be accepted by the affected population. Public opposition can also lead to legal challenges that may result in the invalidation of a permit or, in certain cases, the dismantling of an existing wind farm as well as increased cost and delays. Reduced acceptance of wind farms by local populations, an increase in the number of legal challenges or an unfavorable trend in the outcome of these challenges could prevent us from achieving our plans, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

We will  need additional capital to fund our operations and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We do  not have sufficient capital to fund our future operations.  Market conditions and other factors may not permit future financings. Our ability to arrange financing is dependent on numerous factors including general economic and market conditions, credit availability from lenders, investor confidence and the existence of regulatory and tax incentives that are conducive to raising capital. If we cannot obtain additional funding, we may be required to limit our investments in development activities, limit our marketing efforts and decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that additional financing will be available to us or, if available, will be on terms favorable to us.

There is an absence of historical price data that you can use to evaluate the likely success of our business model.

 There is an absence of historical price data that you can use to assess the likelihood that we will be able to recoup the costs of developing the wind parks.  In addition, factors beyond our control may impact our operations including:

·	a decrease in prices of other sources of electricity, which would make electricity prices from those other sources more competitive with our wind-powered electricity generating stations,

·

additional supplies of electric energy becoming available from our current competitors or new market entrants, including the development of new generation facilities that may be able to produce energy less expensively than our wind-powered electricity generating stations,

·	additional supplies of energy or energy-related services becoming available if there is an increase in physical transmission capacity into the power pool,

·	the extended operation of nuclear generating plants located in adjacent markets or the resumption of generation by nuclear facilities that are currently out of service,

·	weather conditions prevailing in the province of Ontario where the wind power will be generated initially,

·	the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs, and

·	our ability to negotiate successfully and enter into advantageous contracts for sales of our electric energy.

We need to manage growth in operations to maximize our potential growth.  Our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in the wind power markets, we must focus on the growth of our joint venture. We must be able to expand our development activities to locate sites to generate wind power, as well as explore outlets for the sale of electricity generated. This expansion will place a significant strain on our management team and our operational, accounting and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively hire, train, motivate and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

 We have no patent protection on our products.

We have no patents on our products relating to the generation of wind energy. There is no assurance that our products will not infringe upon patents or technologies owned by others. We do not consider a grant of patents essential to the success of our business.

Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable factors affecting economic and market conditions.

Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the power industry and may continue to adversely impact our business, resulting in:

·	reduced demand for electricity as a result of a decrease in spending by customers and potential customers

·	increased price competition for electricity, and

·	higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. If such an attack should occur or if the economic and market conditions could  deteriorate as a result of a terrorist attack, we may experience a material adverse impact on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

It is unlikely that we will be able to sustain profitability in the future.

We have incurred significant losses to date and there can be no assurance that we will be able to reverse this trend.  Even if we are able to successfully launch our new business, there can be no assurance that we will be able to generate revenues to operate profitably.

Conflicts of interests may develop with Zero Emission

Zero Emissions may identify new wind farm projects or choose to otherwise develop wind farms outside of the joint venture or option agreement.  We have not implemented any corporate policy with respect to handling potential conflicts of interest.  However, Dr. Stuckmann has indicated that before Zero Emissions undertakes a new project, that the new project will first be brought to Wind Works and the Wind Works Board will then vote on whether to pursue the project under the same terms and conditions  offered to Zero Emissions.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile.

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

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures.  It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

 As directed by Section 404 of the  Sarbanes-Oxley  Act of 2002 ("SOX 404"), the Securities and Exchange  Commission adopted rules requiring public companies to  include a report of  management  on the  company's  internal  controls  over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements  must also  attest to and report on  management's  assessment  of the effectiveness  of the company's  internal  controls over financial  reporting as well as the operating  effectiveness of the company's internal controls..

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

     Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules".  The  Company's common  stock  qualifies  as penny stock and is covered by Section  15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"),  which imposes additional sales practice  requirements on broker/dealers who sell the Company's common stock in the market.  The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens  imposed upon  broker/dealers  by the "penny stock" rules may discourage broker/dealers from effecting  transactions in the Company's common stock, which could  severely  limit  its  market  price and  liquidity.  This could prevent investors from reselling our common stock and may cause the price of our common stock to decline.

The Company does not expect to pay dividends in the foreseeable future.

     The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future.  The Company intends to retain earnings, if any, to develop and expand its business.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B.  Unresolved Staff Comments

None.

 Item 2.  Properties.

Our corporate headquarters are located at 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 750 square feet.  Our monthly rent is $700   Our current lease runs through to July 31, 2010.  A director of the company is also a director of the corporation which owns the leased premises.  The office facilities meet our current needs and our current monthly rent is equivalent to the monthly rent we would be required to pay for similar office space.

 Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of the Security Holders.

On October 20, 2008   we secured the consent of the holders owning a majority of our issued and outstanding shares of common stock which provided in part:

1.

The election of  W. Campbell Birge, Charles W. Reed and Lucie Letellier to our Board of Directors.

2.

The  appointment of  Cinnamon Jang Willoughby & Company as our auditors

3.

The authorization of a 10:1 reverse stock split.

4.

Approval of a name change to Wind Works Power Corp.

PART II

 Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

   Purchases of Equity Securities

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

The high and low bid price for those periods in which quotes are available is set forth below:

2009

HIGH*

LOW*

First Quarter

$0.70

$0.30

Second Quarter

$0.40

$0.10

Third Quarter

                                    $0.40

$0.10

Fourth Quarter

$0.49

$0.20

2008

First Quarter

$5.20

$2.40

Second Quarter

$2.50

$1.40

Third Quarter

$1.70

$0.70

Fourth Quarter

$1.50

$0.60

*The price of the common stock has been adjusted to reflect a 10:1 reverse split of our common stock in June 2009.

  B.   Holders

As of September 30, 2009  there were 154  shareholders  of record of our Common Stock.

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

  D.   Equity Compensation Plans

2007/08 Stock INCENTIVE AND COMPENSATION PLAN

We have approved the 2007/08 Stock Incentive and Compensation Plan  (the “Plan”). The purpose of the Plan is to enhance the profitability and value of  the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

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

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 6,000,000 shares of Common Stock.  The number of shares of our common stock authorized under the Plan was not required to be adjusted as a result of our 10:1 Reverse Stock Split. As of June 30, 2009 we have issued a total of 590,196 shares of our common stock under the Plan to our officers, directors and consultants.  Subsequent to our year end, we issued an additional three (3) million shares of common stock under the Plan.

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

E.   Sale of Unregistered Securities

On August 21, 2008 we issued a total of 590,196 shares of our common stock to our officers, directors and consultants.  We relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

No other shares of our common stock were issued during the year ended June 30, 2009.

Item 6.

SELECTED FINANCIAL DATA

The following consolidated financial data has been derived from and should be read in conjunction with our audited interim financial statements for the years ended June 30, 2008 and 2007.

	Year Ended June 30, 2009	Year Ended end 30, 2008
	(Audited))	(Audited)
Revenue	$62	$9,833
Expenses	$297,786	$4,621,702
Cash	$28,806	$82,054
Total Assets	$45,040	$258,864
Current Liabilities	$198,499	324,015
Total Liabilities	$198,499	$324,015
Working Capital (Deficit)	$(158,126)	$(70,985)
Accumulated Deficit	$7,215,808	$6,918,431

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2009.

Introduction

Our focus to date has been exploratory mining.  We have not been successful with these activities.  We believe that alternative energy sources provide us with unique opportunities and in furtherance thereof, we have changed our business plan to focus on wind energy.  The financial information set forth below represents the results of operations while we were engaged in mining activities and is not indicative of the likely results from our new operations.

Results Of Operations For Fiscal Year Ended June 30, 2009 as compared to June 30, 2008

Revenues

We were an exploratory mining company with no revenues from operations,   Our new focus will be alternative energy with a focus on wind energy.    All of our revenues to date represent interest income which we have earned as a result of our cash holdings. Our cash holdings were generated from the sale of our securities.  Interest income for the year ended June 30, 2009  totaled $62.00 as compared to $9,833 for the year ended June 30, 2008.  All funds generated from the sale of our securities are deposited in an interest bearing account subject to transfer to our operating account to meet ongoing expenses.  The significant decline in our interest income is due to our diminishing cash reserves.

Operating Update:

We incurred expenses totaling $297,376 as compared to $4,621,702  during the prior year.  The most significant decline in our operating expenses is attributable to our employment compensation which declined from $863,707 to $10,000.  With limited working capital and discouraging drilling results  management determined to reduce its exploratory program.  This decision resulted in a decline in our drilling expense from $500,000 to $29,786.  Similarly with reduced operations, consulting fees declined from $175,594 to $23,646.  We have nearly eliminated all corporate communication fees, declining from $409,928 to $528.  Stock based compensation increased from $22,625 to $159,064 for services rendered.  The common stock had been issued prior to June 30, 2008, and this amount had been previously included in prepaid expenses as at June 30, 2009.

  We incurred a net loss for the year of  $297,376  as compared to $4,611,869 in our prior year.  Our loss per share was $0.05 in 2009 as compared to  $0.90 in 2008.

During the year ended June 30, 2009, the Company issued 597,330 shares of common stock valued at $0.35 per share in settlement of accounts payable of $209,067

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2009, we had cash totaling $28,606 and prepaid expenses totaling $11,290.  This compares to cash of $82,054 and prepaid expenses totaling $170,494 as of June 30, 2008.   Total current assets were $40,040 as compared to $253,030 at June 30, 2008.  Total assets as of June 30, 2009 were $45,040 as compared to $258,864 as of June 30, 2008.

We have current liabilities totaling $198,499, including $88,500 for subscriptions payable as compared to current liabilities totaling $324,015 at June 30, 2008.  We have a working capital deficit of $158,126 and an accumulated deficit of $7,215,808.

To date, the operations of the Company have been primarily funded by the sale of common stock.   Our continued operations will be dependent upon our ability to secure either additional equity or debt financing, of which there can be no assurance. We do not expect to generate revenues from mining activities in the foreseeable future.

Plan of Operation For Fiscal Year 2010

We intend to develop wind parks. We will focus our efforts in implementing our new business plan, enhancing the value of our joint venture interest and, securing the wind energy projects which have been optioned to us.

Any cash infusion that we receive will be used in furtherance of developing our wind power programs.

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

Not applicable.

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

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Audited

Consolidated Financial Statements

Year ended June 30, 2009 and 2008

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of Wind Works Power Corp. (Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management of Wind Works Power Corp. (Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

 “Ingo Stuckmann”

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Balance Sheets

As at June 30, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	June 30	June 30
	2009	2008
ASSETS
Current Assets
Cash	$28,606	$82,054
Prepaid Expenses	11,290	170,492
Accounts Receivable	477	484
	40,373	253,030

Fixed Assets (Note 5)	4,667	5,834
	$45,040	$258,864

Liabilities and Stockholders’ Deficiency
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$73,731	$324,015
Other short term loans (Note 6)	36,268	-
Subscriptions payable (Note 7)	88,500	-
	198,499	324,015

Stockholders’ Deficiency
Common stock, $0.001 par value (Note 8)	5,681	50,834
Additional Paid-in capital	7,038,443	6,784,221
Contributed surplus	22,625	22,625
Deficit accumulated during the Development Stage	(7,215,808)	(6,918,431)
Accumulated other comprehensive loss	(4,400)	(4,400)
	(153,459)	(65,151)
	$45,040	$258,864

Going concern (Note 1) Commitment (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Operations

For the Year Ended June 30, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative Since November 20, 2002 to June 30, 2009
Revenue
Interest Income	$62	$9,833	$12,525
Expenses
Exploration Expenses	29,786	500,010	1,646,333
Geologists	-	29,593	264,469
Advertising and Promotion	1,586	18,535	74,920
Consulting Fees	23,646	175,594	458,951
Corporate Communications	528	409,928	531,434
Employment Compensation	10,000	863,797	1,230,483
Insurance	10,201	47,466	99,308
Depreciation	1,167	1,458	3,435
Office and Miscellaneous	2,571	25,674	68,574
Professional Fees	52,860	78,006	298,518
Rent Stock-based Compensation	5,146 159,064	8,543 22,625	24,475 181,689
Travel and Lodging	-	7,655	16,278
Interest and Service charges	883	1,168	5,176
Write-down of Mineral Properties	-	2,431,650	2,431,650
Total Operating Expenses	297,438	4,621,702	7,335,693
Loss for the period before other item:	297,376	4,611,869	7,323,168
Other items:
Gain on forgiveness of debt	-	-	102,960
Net Loss for the period from continuing operations	297,376	4,611,869	7,220,208
Comprehensive Loss Foreign currency translation Adjustments	- -	- -	(4,400) -
Comprehensive loss for the period	$297,376	$4,611,869	$7,215,808
Basic and diluted loss per share	$0.05	$0.90
Weighted average number of shares outstanding	5,551,401	4,866,177

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows

For the Year Ended June 30, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

		Year ended June 30, 2009	Year Ended June 30, 2008	November 20, 2002 (Date of Inception) to June 30, 2009
Cash Flows from Operating Activities
Net loss for the period		$(297,376)	$(4,611,869)	$(7,215,808)
Add (deduct) non-cash items:
Depreciation		1,167	1,458	3,435
Write-down of Mineral Properties			2,431,650	2,431,650
Shares issued for services		-	1,409,074	2,040,218
Stock based compensation		159,064	22,625	181,689
Write-off of accounts receivable				333
Loss on disposal of assets				(675)
Gain on forgiveness of debt				(102,960)
Foreign exchange		(4,069)		(4,069)
Changes in non-cash working capital items:
Accounts receivable		7	(376)	(477)
Prepaid expenses		4,206	1,706	(11,289)
Accounts payable and accrued liabilities		(41,215)	272,606	252,700
		$(178,216)	$(473,126)	(2,425,252)
Cash Flows from Investing Activities
Purchase of equipment		-	-	(8,102)
Acquisition of mineral properties		-	(25,000)	(60,000)
	$		$(25,000)	$(68,102)

Cash Flows from Financing Activities
Capital stock issued		-	555,000	2,079,780
Demand note		-	-	180,000
Advances from related parties		36,268		48,912
Subscriptions payable		88,500		88,500
Long term debt				124,768
		$124,768	$555,000	$2,521,960
Increase (decrease) in cash from continuing operations		(53,448)	56,874	28,606
Cash, beginning of the year		82,054	25,183	-
Cash, end of the year		$28,606	$82,057	$28,606

Supplemental disclosure of non-cash transactions (Note 4)

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	5,760,000	$ 5,760	$ 6,240	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	4,860,000	4,860	15,390	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended September 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, September 30, 2003	10,620,000	10,620	21,630	-	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	18,120	18	4,512	-	-	-	4,530
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the period ended September 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, September 30, 2004	10,638,120	10,638	66,142	-	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the period ended September 30, 2005	-	-	-	-	(83,763)	-	(83,763)

Balance, September 30, 2005	10,638,120	10,638	96,142	-	(212,045)	(2,308)	(107,573)

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Issued for services	300,000	3,00	119,700	-	-	-	120,000
Shares returned to treasury	(729,736)	(730)	730	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the period ended September 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance September 30, 2006	10,208,384	10,208	256,572	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	75,000	75	1,499,925	-	-	-	1,500,000
Capital issued for services	66,800	67	462,083	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	145,500	145	2,371,505		-	-	2,371,650
Cancellation of shares	(6,205,400)	(6,205)	6,205	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance December 31, 2007	4,290,284	4,290	4,596,290	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to June 30, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Capital issued for financing	100,909	101	554,899	-	-	-	555,000
Capital issued for services	659,430	659	1,498,817	-	-	-	1,499,476
Capital issued for debt	32,727	33	179,967	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	5,083,350	5,083	6,829,973	22,625	(6,918,432)	(4,400)	(65,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	597,339	598	208,470	-	-	-	209,068
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(297,376)	-	(297,376)
Balance June 30, 2009	5,680,689	5,681	7,038,443	22,625	(7,215,808)	(4,400)	(153,459)

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

SEE ACCOMPANYING NOTES

Note 1

a)

Basis of Presentation

AmMex Gold Mining Corp. changed its name to Wind Works Power Corp. on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Consolidated financial statements of Wind Works Power Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.

The accompanying consolidated financial statements and notes thereto of Wind Works Power Corp (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended June 30, 2009.

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

	June 30, 2009	June 30 2008
Deficit accumulated during the exploration stage	7,215,808	6,918,431
Working capital (deficiency)	(158,126)	(70,985)

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

Mineral Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company continues to hold a 70% earned interest in the Cerro Gordo joint venture property with EXMIN Resources in Zacatecas State in Mexico as of June 30, 2009.The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.

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

Income Taxes

The Company records income taxes in accordance with SFAS No. 109, using the asset and liability method.  Pursuant to SFAS No. 109 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future period and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at December 31, 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Note 2

Principal Accounting Policies (Continued)

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

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions.  The corresponding expense of the services rendered is recognized over the period that the services are performed.

Note 2

Principal Accounting Policies (Continued)

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

This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal period beginning on July 1, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning July 1, 2009.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the

Note 2

Principal Accounting Policies (Continued)

best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

The fair value of cash and cash equivalents and accounts receivables for all periods presented approximate their respective carrying amounts.

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split Dollar Life Insurance

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Adoption of this standard has not had a material impact on the Company’s financial position, results of operations or cash flows.

Principal Accounting Policies (Continued)

Employers’ accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal period-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal period that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal period beginning July 8, 2008. The adoption of SFAS No. 158 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3

Related Party Transactions

During the year ended June 30, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $1,636 (2008:  $50,308).

During the year ended June 30, 2009, the company issued 4,714,290 common shares with a total fair market value of $165,000 to directors and officers of the Company in settlement of accounts payable.

At the year ended June 30, 2009, the company owes $10,000 (2008: Nil) in loans payable to an officer of the company. There are no terms or conditions to this loan.

All transactions above were in the normal course of business and occurred at fair value.

Note 4

Non-cash Transactions

There were no interest or income taxes paid during 2008 or 2007. During the year ended June 30, 2009, the company entered into certain non-cash operating activities as follows:

a)

The Company expensed $159,064 (2007: $822,734) for common shares issued for services.  The common shares had been issued prior to June 30, 2008, and this amount had been previously included in prepaid expenses as at June 30, 2008.

b)

The Company issued 597,339 common shares of the company at a value of $0.035 per share in settlement of accounts payable in the amount of $209,069 (Note 7).

Note 5

Fixed Assets

Cost Opening Balance	Additions During the Period	Accumulated Depreciation	Net Book Value at June 30, 2009	Net Book Value at June 30, 2008

$ 8 ,102	$ -	$ 3,435	$ 4,667	$ 5,834

Note 6

Other sort term loans

Other short term loans balance of $26,268 bear interest at 12% per annum, and have no terms of repayment. Remaining short term loan of $10,000 bears no interest, and has no terms of repayment. All loan balances have been repaid subsequent to year end.

Note 7

Subscriptions payable

Subscriptions payable represents balances owing by the company to investors for funds received relating to unissued shares at year end. These shares have been issued subsequent to year end (refer to note 13)

Note 8

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the year ended June 30, 2009:

a)

The Company settled accounts payable in the amount of $209,069 by issuance of 597,339 common shares.

During the year ended June 30, 2009, the Board of Directors authorized a reverse split of the Company’s Common stock in which every 10 shares of Common stock held by a shareholder were reduced to one share of Common stock. The reverse split was effective as of June 11, 2009.

Note 9

Employee Stock Option Plan

On July 12, 2007, the board and shareholders approved the 2007/08 Stock Incentive & Compensation Plan thereby reserving 6,000,000 common shares for issuance to employees, directors and consultants. The significant details of the plan are as follows:

Note 9

Employee Stock Option Plan (Continued)

•

All employees and consultants of the company are eligible to be granted stock options;

•

May issue up to 6,000,000 common shares;

•

Options shall not be priced at less than 100% of the FMV of common stock at the date of grant;

•

Maximum life of option is 10 periods;

•

Options are non-transferable, may only be exercised;

•

Options expire on termination of employment.

On November 29, 2007, the board granted 500,000 stock options expiring December 31, 2009 to a director of the company vesting on January 1, 2008.   During the year ended all options to purchase common stock were cancelled by the board of directors.

Changes in the Company’s stock options for the year ended June 30, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Year	500,000	$0.20
Cancelled	(500,000)	0.20
Balance, end of Year	-	$0.00

Note 10

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performed its exploration activities.

Loss for the year by geographical segment for the year ended June 30, 2009:

	United States	Mexico	Total
Interest income	$62	-	62

Expenses:
Exploration Expenses	-	29,786	29,786
Geologists	-	-	-
Advertising and Promotion	1,586	-	1,586
Consulting Fees	23,646	-	23,646
Corporate Communications	528	-	528
Employment Compensation	10,000	-	10,000
Insurance	10,201	-	10,201
Amortization	1,167	-	1,167
Office and Miscellaneous	2,189	382	2,571
Professional Fees	52,860	-	52,860
Rent	5,146	-	5,146
Stock based Compensation	159,064	-	159,064
Travel and Lodging	-	-	-
Interest and Service charges	862	21	883
Write-down of Mineral Properties	-	-	-

Total Expenses	267,249	30,189	297,438
Net loss from continuing operations	$267,187	30,189	297,376

Note 10

Segmented Information (Continued)

Loss for the year by geographical segment for the year ended June 30, 2008:

	United States	Mexico	Total
Interest income	$9,833	$-	$9,833

Expenses:
Exploration Expenses	349,358	150,652	500,010
Geologists	26,593	3,000	29,593
Advertising and Promotion	18,535	-	18,535
Consulting Fees	175,594	-	175,594
Corporate Communications	409,927	-	409,927
Employment Compensation	863,797	-	863,797
Insurance	47,466	-	47,466
Amortization	1,458	-	1,458
Office and Miscellaneous	25,674	-	25,674
Professional Fees	78,006	-	78,006
Rent	8,543	-	8,543
Stock based Compensation	22,625	-	22,625
Travel and Lodging	7,655	-	7,655
Interest and Service charges	1,168	-	1,168
Write-down of Mineral Properties	2,431,650	-	2,431,650

Total Expenses	4,468,048	153,652	4,621,702
Net loss from continuing operations	$4,458,215	$153,652	$4,611,869

Note 10

Segmented Information (Continued)

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
June 30, 2009
Mineral properties		-		-		-
Equipment		4,667		-		4,667

June 30, 2008
Mineral properties		-		-		-
Equipment		5,834		-		5,834

Note 11

Commitments

By a lease agreement dated July 6, 2006, the Company agreed to lease office premises for three periods commencing August 1, 2006 for the following consideration:

2010	$ 7,832

Note 12

Recent Accounting Pronouncements

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

Note 12

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim  liability prior to an event  of  default  (insured  event) when there is evidence that credit deterioration  has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee  insurance contracts,  including the  recognition and measurement to be used to account for premium  revenue  and claim  liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We will adopt SFAS 160 on July 1, 2009. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Note 12

Recent Accounting Pronouncements (Continued)

Subsequent events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. We will adopt SFAS 160 on July 1, 2009. Management has evaluated the impact of the adoption of SFAS 165 and it has had no impact the Company's results of operations, financial position or cash flows.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 166 on July 1, 2009. The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

Amendments of FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect SFAS No. 167 to have a material impact on its financial statements.

Note 12

Recent Accounting Pronouncements (Continued)

FASB Accounting Standards Codification

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company's results of operations, financial position or cash flows.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 13

Subsequent events

On July 1, 2009 Wind Works entered into two consulting contracts which provide in part for the consultants to provide detailed market research reports on the wind industry in both Asia and Europe.  In consideration for the preparation of the reports, we issued to each of the consultants 1.5 million shares of our registered common stock.  The issuance of the shares of common stock was subject to approval by our Board of Directors. The Board approved the issuance of the shares of common stock on September 11, 2009.

On August 7, 2009 the Company issued 375,577 restricted shares to convert a portion of the loans payable of $37,657.70 to equity at $0.10 per share. On September 21, 2009, the company issued 1,000 restricted shares at $.10 per share to convert the remaining loans payable balance to equity.

On August 20, 2009 the previously announced private placement of June 12, 2009 was closed. The funds raised through the private placement total $276,015. The total number of restricted shares issued was 2,460,150 at $.10 per share. On September 21, 2009, the company issued the remaining 300,000 shares left as part of this private placement at $.10 per share.

On August 27, 2009 the Company issued 4,950,000 shares at $0.10 per share for services rendered.

On Sept. 21, 2009 the Company announced it signed two agreements with Zero Emission People LLC (ZEP).  The first is a Joint Venture Agreement relating to two wind energy projects totaling 20 megawatts located in Ontario, Canada.  The second is an Option Agreement whereby Wind Works has the right to acquire up to a 100% interest in an additional 400 megawatts of wind energy projects over the next 12 months.

As consideration for the contribution of the Projects to the Joint Venture, the Company shall issue to ZEP, or its nominees, 1,500,000 shares of Wind Works common stock. The common stock will be issued pursuant to an exemption from registration and will be subject to resale limitations as prescribed by Rule 144 of the Securities Act of 1933.  Wind Work’s equity interest in the Joint Venture can increase to up to 100% by Wind Works paying to ZEP the fair market value of the increased interest in a combination of stock and cash, the exact terms of which will be subject to mutual agreement.  Following formation of the Joint Venture, the first $210,000 of expenses will be paid by Wind Works, and thereafter all expenses and revenues shall be allocated between the parties based on a pro rata with respect to each party’s respective equity ownership in the Joint Venture.

In consideration for the grant of the Option, Wind Works shall issue to ZEP or its nominee(s) a total of 3,500,000 shares of Wind Works common stock.  The common stock will be issued pursuant to an exemption from registration from the Securities Act of 1933, as amended, and will be subject to resale limitations as prescribed by Rule 144 of the Act.

Note 14

Income taxes

At June 30, 2009, the Company has unused tax loss carry forwards in the United States of $3,727,945 (2008 - $3,580,914 expiring between the years 2026 and 2029 which are available to reduce taxable income. As at June 30, 2009 the Company has unused tax loss carry forwards in Mexico of $875,523 (2008 - $885,509) which are available to reduce taxable income. The tax effect of the significant components within the Company's deferred tax asset (liability) at June 30, 2009 are as follows:

	2009	2008
United States
Loss carry forwards	1,267,501	1,217,477
Property, plant and equipment	827,930	827,533
Mexico
Loss carry forwards	245,146	247,943
Property, plant and equipment	-	-

Valuation allowance	(2,340,577)	(2,292,952)

Net deferred tax asset	-	-

The income tax expense differs from the amounts computed by applying the statutory rate to pre-tax losses as a result of the following:

	2009	2008

Loss before income taxes	(297,376)	(4,611,867)
Statutory tax rate	34%	34%
Effective tax rate		-
Expected recovery at statutory tax rate	(101,108)	(1,568,035)
Adjustments to benefits resulting from:

Impact of lower tax rate in subsidiaries	(996)	9,219
Non deductible expenses	54,479	7,693
Terminal loss on disposal of asset	-	-

Valuation allowance	47,625	1,551,123
Provision for income taxes	-	-

Note 14

Income taxes (Continued)

Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed as of June 30, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2008, was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Position

Dr. Ingo Stuckmann

CEO/Director

J.C. Pennie

Chairman

Dr. Thomas Tschiesche

Director

Greg Wilson

Director

W. Campbell Birge

CFO/Secretary/Treasurer

Dr. Ingo Stuckmann  serves as our chief executive officer, president and serves on our Board of Directors.  Dr. Stuckmann received a Ph.D. in Natural Sciences from the University of Heidelberg.  Thereafter, he conducted research at Harvard University.  In 2002, Dr. Stuckmann  joined Energy Farming International, a wind farm financing and construction company based in Germany. During his tenure,  wind farm projects were developed in both Spain  and the United States..   In 2007, Energy Farming International merged with Seeba Energy Farming Group  at which time Dr. Stuckman served as a principal of the merged entity.   SeeBa Energy Farming Group has approximately 80 employees and  is involved in the planning and development of  wind turbines throughout the world.  In 2008, Dr. Ingo co-founded Zero Emission People LLC for wind energy development in North America.  Zero Emission People is a joint venture partner with Wind Works.

J.C. Pennie serves as chairman of our Board of Directors.  Mr. Pennie has developed  six wind energy projects in Ontario, Canada..  Several of these wind energy projects have been sold or  joint ventures have been established with international firms such as Energy Faming International of Germany and Schneider Power of Toronto. Mr. Pennie is on the IESO (Independent Electrical System Operators) renewable energy standing committee. The IESO is responsible for coordination of generation and transmission with electricity demand. Mr. Pennie is also Vice-Chairman of DareArts Foundation for Children, founded in 1994 using multi-cultural arts education programs for children at risk. DareArts has reached over 110,000 children in Canada.

Dr. Thomas Tschiesche, Ph.D.,  serves on our Board of Directors.   Dr. Tschiesche received a Master of Science in Mechanical Engineering from the University of Washington, Seattle and a Ph.D. from the University of Duisburg. He  served over five years as general manager at Nordex, a  leading wind turbine manufacturer. Nordex has developed over  100 wind farm projects throughout the world including projects in  Pennsylvania, California, Germany, Spain, Greece, Turkey, Egypt, and China.

 In 2002 serving as its CEO, Dr. Tschiesche   co-founded Energy Farming International, a company organized for wind farm financing and construction.    Energy Farming International merged with Seeba Energy Farming Group in 2007 where he also serves as a Principal of the merged entity.  In 2008, Thomas co-founded Zero Emission People LLC for wind energy development in North America.

Greg Wilson serves on our Board of Directors.   Mr. Wilson is a   financier and corporate strategist. In 1997, he founded EMT Capital Corp., a financial advisory firm concentrating in  various aspects of  capital market transactions  including  mergers and acquisitions and corporate financings.   Mr. Wilson also serves on the Board of Directors of Empire Capital Corp.  Mr. Wilson has completed the Canadian Investment Management (CIM) program, and has earned the Fellow of the Canadian Securities Institute (FCSI) designation.

W. Campbell Birge was appointed our president and joined our board of  directors  in December 2007.  In September 2009, he stepped down as our president and as a director and assumed the role of chief financial officer.  Mr. Birge has been a consultant to several public and private companies located in the United States, Canada and Mexico including Industrial Minerals Inc. and Sigma Capital Group.  He is on the Advisory Board of the Trust for Sustainable Development and was instrumental in working on the Loreto Bay project, a large real estate development project.  Mr. Birge has lived in Mexico and was an Associate Professor at United States International University (Mexico City campus) for five years.  He was also elected to serve on the Academic counsel as the Head of the Graduate Business studies while at the university    Mr. Birge earned a Master’s Degree in Management and Organizational Development from United States International University, a Bachelor of Arts degree in Sociology from Simon Fraser University and a Bachelor of Education degree from the University of Calgary.

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

Penalties or Sanctions

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors.  Directors are however, reimbursed for their reasonable expenses incurred in attending Board meetings.

Family Relationships

There are no family relationships among our directors and/or officers.

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

Item 11.  Executive Compensation.

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

(1)

Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

(2)

Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

(3)

Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We compensate our officers with cash compensation and equity awards.  Due to our limited cash reserves, we have issued our officers equity in lieu of cash compensation.

With respect to stock grants and options issued to the Company’s officers and directors, we  will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies.  The Board may grant stock options and shares of our common stock under our Stock Incentive and Compensation Plan. (the “Plan”). Pursuant to the Plan, the Board  may grant non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

The Company has no formalized any employment agreement with either its past or current officers.  Rather, our  Board  meets on as “an needed” basis to evaluate compensation issues.

The following table discloses compensation paid during the fiscal years ended June 30, 2009 and 2008 to the Company’s Chief Executive Officer and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended June 30, 2009 (collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
W. Campbell Birge	2009 2008	10,000 12,000	0 0	75,000 75,000	0 0	85,000 87,000
Charles Reed	2009 2008	0 0	0 0	30,000 66,176	0 0	30,000 66,176
Lucie Letellier	2009 2008	0 10,780	0 0	60,000 66,176	0 0	60,000 75,011

(1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

       (2)

All options awards have been cancelled.

Stock Options Granted/Exercised in Last Year

No stock options were granted or exercised in the last year.  Any previously issued stock options have been cancelled.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

    Stockholder Matters.

         The following table sets forth certain information as of September 30, 2009 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name

No. of Shares of Common Stock (1)

Percent of Class(1)

Ingo Stuckmann(2)(3)

2,500,000

10.8%

Thomas Tschiesche (2)(4)

2,500,000

10.8

John Pennie (5)

2,000,000

  8.4

Greg Wilson(6)(7)

   813,067

  3.4

W. Campbell Birge(8)

   664,286

  2.8__

  (All officers and directors

8,477,353

  35.7

          as a group (5) members)

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

On September 30, 2009,  there were 16,763,345 shares of our common stock issued and outstanding and 7,000,000 shares of our common stock were issuable to Dr. Stuckmann,  Dr. Tschiesche and Mr. Pennie .  The percent of class owned assumes the issuance of the 7 million shares of common stock which would result in 23,763,345 shares of common stock issued and outstanding.

There are no outstanding common stock options.

(2)

The Board of Directors has authorized the issuance of 5 million shares of our common stock to Ingo Stuckmann and Thomas Tscheische.  Dr. Stuckmann and Dr. Tschiesche have not advised us as to how to allocate the 5 million shares.  For purposes of reporting the ownership of each of the respective parties, we have assumed that an equivalent number of shares of common stock is held by each of the parties.

(3)

The mailing address for Dr. Stuckmann is Muehlenstrasse 51, 45473 Muelheim Ruhr, Germany

(4)

The mailing address for Dr. Stuckmann is Muehlenstrasse 51, 45473 Muelheim Ruhr, Germany

(5)

The mailing address for Mr. Pennie is in care of Wind Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(6)

The mailing address for Mr. Wilson is in care of Wind Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(7)

Includes 76,500 shares of common stock owned by the wife of Mr. Wilson

(8)

The mailing address for Mr Birge is in care of Wind Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

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

During the year ended June 30, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of $1,636 .

During the year ended June 30, 2009, the company issued 4,714,290 common shares with a total fair market value of $165,000 to directors and officers of the Company in settlement of accounts payable.

All transactions above were in the normal course of business and occurred at fair value.

Mr. Wilson, Dr. Teschlesche and Mr. Pennie are independent directors.

Item 14.  Principal Accounting Fees and Services.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $14,750 and $21,000 for the audit of our annual financial statements for the fiscal years ended June 30, 2009 and 2008, respectively, and $10,500 and $10,718 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2009 and 2008 respectively.

     AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."  There were no such fees billed for the fiscal year ended June 30, 2009 and 2008.

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2009 and 2008.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2009 with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2009,  for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND 2008

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008 AND                                                               CUMULATIVE SINCE INCEPTION (November 20, 2002).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  JUNE 30, 2009 AND JUNE 30, 2008            AND CUMULATIVE SINCE INCEPTION

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

                          WIND WORKS POWER CORP.

Date: October 12, 2009

                           By: /s/ Ingo Stuckmann

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckmann

Date:  October 12, 2009

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:  October 12, 2009

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  October 12, 2009

……………………….

J.C. Pennie, Director

By:/s/ Greg Wilson

…………………………

DATE:  October 12, 2009

Greg Wilson, Director

By: /s/Thomas Tschiesche

DATE:  October 12,  2009

………………………….

Thomas Tschiesche, Director