Form 10-K/A
period 2009-06-30
Wind Works Power Corp.
filed 2009-11-12
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K  A-1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

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

Results of Operation

20

Item 8.

Financial Statement and Supplemental Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure                                                                                                                           23

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wind Works Power Corp. (A Development Stage Corporation):

We have audited the accompanying consolidated balance sheets of Wind Works Power Corp. as at June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended June 30, 2009 and cumulative from inception November 20, 2002 to June 30, 2009.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009 and cumulative from inception November 20, 2002 to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Cinnamon Jang Willoughby”

    Chartered Accountants

Burnaby, BC, Canada

September 21, 2009

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of International.  A world-wide organization of accounting firms and business advisors.

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

Date: November 12, 2009

                           By: /s/ Ingo Stuckmann

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckmann

Date:  November 12, 2009

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:   November 12, 2009

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  November 12, 2009

……………………….

J.C. Pennie, Director

By:/s/ Greg Wilson

…………………………

                                    DATE:   November 12, 2009

Greg Wilson, Director

By: /s/Thomas Tschiesche

DATE:  November 12,  2009

………………………….

Thomas Tschiesche, Director