Form 10-Q
period 2009-09-30
Wind Works Power Corp.
filed 2009-11-16
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 000-26703

WIND WORKS POWER CORP.
(Name of registrant as specified in its charter)

AMMEX GOLD MINING CORP.

                           (Former Name of Registrant)

NEVADA	98-0409895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

346 Waverley Street Ottawa, Ontario, Canada	K2P OW5
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 26,763,345  shares of Common  as of October 31, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Wind Works Power Corp.

Unaudited

Consolidated Financial Statements

Period ended September 30,  2009

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

Ingo Stuckmann

Chief Executive Officer

W. Campbell Birge

Chief Financial Officer

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Balance Sheets

As at September 30, 2009 and June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

Assets	September 30, 2009 (Unaudited)	June 30, 2009 (Audited)
Current Assets
Cash	$180,962		$28,606
Prepaid Expenses	52,791		11,2900
Prepaid Acquisition Costs	17,468	---	----
Accounts Receivable	498		4777
	251,719		40,373

Fixed Assets (Note 5)	4,432		4,667
	$256,151		$45,040

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$57,631		$73,731
Other short term loans (Note 6)	-		36,268
Subscriptions payable (Note 7)	-		88,500
	57,631		198,499

Stockholders’ Equity
Common stock, $0.001 par value (Note 8)	16,768		5,681
Additional Paid-in capital	8,131,029		7,038,443
Contributed surplus	22,625		22,625
Deficit accumulated during the Development Stage	(7,967,502)		(7,215,808)
Accumulated other comprehensive loss	(4,400)		(4,400)
	198,520		(153,459)
	$256,151		$45,040

Going concern (Note 1)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Operations

For the Period Ended September 30, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	Period Ended September 30, 2009	Period Ended September 30, 2008	Cumulative Since November 20, 2002 to September 30, 2009
Revenue
Interest Income	$29	$40	$12,554
Expenses
Exploration Expenses (Recovery)	(45,226)	(8,789)	1,601,107
Geologists	-	-	264,469
Advertising and Promotion	2,727	669	77,647
Consulting Fees	-	-	458,951
Corporate Communications	72	79	531,506
Employment Compensation	-	-	1,230,483
Insurance	-	10,201	99,308
Depreciation	235	294	3,670
Office and Miscellaneous	3,774	485	72,348
Professional Fees	35,605	9,259	334,123
Rent Stock-based Compensation	2,223 745,000	2,232 96,325	26,698 926,689
Travel and Lodging	5,725	-	22,003
Interest and Service charges	1,588	278	6,764
Write-down of Mineral Properties	-	-	2,431,650
Total Operating Expenses	751,723	111,033	8,087,416
Loss for the period before other item:	751,694	110,993	8,074,862
Other items:
Gain on forgiveness of debt	-	-	102,960
Net Loss for the period from continuing operations	751,694	110,993	7,971,902
Comprehensive Loss Foreign currency translation Adjustments	- -	- -	(4,400) -
Comprehensive loss for the period	$751,694	$110,993	$7,967,502
Basic and diluted loss per share	$0.06	$0.02
Weighted average number of shares outstanding	12,542,725	5,089,842

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows

For the Period Ended September 30, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	Period ended September 30, 2009	Period Ended September 30, 2008	November 20, 2002 (Date of Inception) to September 30, 2009
Cash Flows from Operating Activities
Net loss for the period	$(751,694)	$(110,993)	$(7,967,502)
Add (deduct) non-cash items:
Depreciation	235	294	3,670
Write-down of mineral properties	-	-	2,431,650
Loan interest	1,391	-	1,391
Shares issued for services	-	209,065	2,040,218
Stock based compensation	745,000	-	926,689
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(102,960)
Foreign exchange	-	-	(4,069)
Changes in non-cash working capital items:
Accounts receivable	(21)	2	(497)
Prepaid expenses	3,499	104,441	(7,790)
Accounts payable and accrued liabilities	(16,100)	(277,095)	236,600
	$(17,690)	$(74,286)	(2,442,942)
Cash Flows from Investing Activities
Prepayment of acquisition costs	(17,468)	-	(17,468)
Purchase of equipment	-	-	(8,102)
Acquisition of mineral properties	-	-	(60,000)
	$(17,468)	$-	$(85,570)

Cash Flows from Financing Activities
Capital stock issued	187,514	-	2,267,294
Demand note		-	180,000
Advances from related parties	-	-	48,912
Subscriptions payable	-	-	88,500
Long term debt		-	124,768
	$187,514	$-	$2,709,474
Increase (decrease) in cash from continuing operations	152,356	(74,286)	180,962
Cash, beginning of the year	28,606	82,057	-
Cash, end of the year	$180,962	$7,771	$180,962

Supplemental disclosure of non-cash transactions (Note 4)

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to September 30, 2009

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

For the period November 20, 2002 (Date of Inception) to September 30, 2009

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

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency

For the period November 20, 2002 (Date of Inception) to September 30, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
	Number	Amount
Capital issued for financing	100,909	101	554,899	-	-	-	555,000
Capital issued for services	659,430	659	1,498,817	-	-	-	1,499,476
Capital issued for debt	32,727	33	179,967	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	5,083,350	5,083	6,829,973	22,625	(6,918,432)	(4,400)	(65,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	597,339	598	208,470	-	-	-	209,068
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(297,376)	-	(297,376)
Balance June 30, 2009	5,680,689	5,681	7,038,443	22,625	(7,215,808)	(4,400)	(153,459)

Capital issued for financing	2,760,150	2,760	273,255	-	-	-	276,015
Capital issued for services	7,950,000	7,950	787,050	-	-	-	795,000
Capital issued for debt	376,577	377	37,281	-	-	-	37,658
Subscription receivable			(5,000)				(5,000)
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(751,694)	-	(751,694)
Balance September 30, 2009	16,767,416	16,768	8,131,029	22,625	(7,967,502)	(4,400)	198,520

The number of shares issued and outstanding has been restated to give retroactive effect for four forward stock splits, on a six for one basis, a two for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006, May 3, 2006 and May 31, 2006, respectively. Also, the number of shares issue and outstanding has been restated to give retroactive effect for a reverse stock split on a ten for one basis. The par value and additional paid in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

September 30, 2009

(Stated in US Dollars)

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

The accompanying consolidated financial statements and notes thereto of Wind Works Power Corp (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended September 30, 2009.

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

	September 30, 2009	June 30 2009
Deficit accumulated during the exploration stage	7,967,502	7,215,808
Working capital (deficiency)	194,088	(158,126)

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

Mineral Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  Effective September 1, 2009, the Company relinquished its 70% earned interest in the Cerro Gordo joint venture property with EXMIN Resources in Zacatecas State in Mexico in return for EXMIN reducing the debt owing on the property by the Company to EXMIN to zero. The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.   To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at September 30, 2009, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Note 2

Principal Accounting Policies (Continued)

Employers’ accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal period-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal period that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal period beginning July 1, 2008. The adoption of SFAS No. 158 did not have a material impact on the Company's financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal periods beginning after December 15, 2008.  The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Note 2

Principal Accounting Policies (Continued)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and have determined that it did not have a significant impact on the determination or reporting of the Company’s financial results.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Subsequent events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Note 2

Principal Accounting Policies (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

Note 3

Related Party Transactions

During the period ended September 30, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $ - (2008:  $50,308).

During the period ended September 30, 2009, the company issued 236,567 common shares with a total fair market value of $23,657 to directors and officers of the Company in settlement of accounts payable.

During the period ended September 30, 2009, the Company issued 900,000 common shares to directors (2008- 0 common shares) for services rendered, for total consideration of $90,000 (2008 - $0).

During the period ended September 30, 2009, the Company has a payable to a director in the amount of $7,854 (2008-$0).

During the period ended September 30, 2009, the Company entered into a joint venture agreement and option agreement with Zero Emission People LLC, a company controlled by directors and officers. (Note 11)

All transactions above were in the normal course of business and occurred at fair value.

Note 4

Non-cash Transactions

There were no interest or income taxes paid during 2009 or 2008. During the period ended September 30, 2009, the company entered into certain non-cash operating activities as follows:

a)

The Company issued 7,950,000 shares of the company various share prices for a total consideration of $795,000 (2008: $822,734) for services rendered.

b)

The Company issued 376,577 common shares of the company at a value of $0.10 per share in settlement of short term loans in the amount of $37,658. (Note 6).

Note 4

Non-cash Transactions (Continued)

c)

The Company issued 885,000 common shares of the company at a value of $0.10 per share in settlement of subscriptions payable in the amount of $88,500 (Note 7).

Note 5

Fixed Assets

Cost Opening Balance	Additions During the Period	Accumulated Depreciation	Net Book Value at September 30, 2009	Net Book Value at June 30, 2009

$ 8 ,102	$ -	$ 3,670	$ 4,432	$ 4,667

Note 6

Other short term loans

Other short term loans have been repaid in full during the period ended September 30, 2009.

Note 7

Subscriptions payable

Subscriptions payable represented balances owing by the company to investors for funds received relating to unissued shares at year end. These shares have been issued during the period ended September 30, 2009 (refer to note 4 and 8).

Note 8

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended September 30, 2009:

a)

The Company issued 7,950,000 shares of the company at various values for a total consideration of $795,000 (2008: $822,734) for services rendered.

b)

The Company issued 376,577 common shares of the company at a value of $0.10 per share in settlement of short term loans in the amount of $37,658. (Note 4 and 6).

c)

The Company issued 2,760,150 common shares of the company at a value of $0.10 per share as part of a private placement in the amount of $276,015.

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

On November 29, 2007, the board granted 500,000 stock options expiring December 31, 2009 to a director of the company vesting on January 1, 2008.   As at June 30, 2009, all options to purchase common stock were cancelled by the board of directors.

Changes in the Company’s stock options for the period ended September 30, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Year	-	$ -
Cancelled	-	-
Balance, end of Year	-	$ -

Note 10

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performed its exploration activities.

Loss for the period by geographical segment for the period ended September 30, 2009:

	United States	Mexico	Total
Interest income	$29	-	29

Expenses:
Exploration Expenses	(45,205)	(21)	(45,226)
Geologists	-	-	-
Advertising and Promotion	2,727	-	2,727
Consulting Fees	-	-	-
Corporate Communications	72	-	72
Employment Compensation	-	-	-
Insurance	-	-	-
Amortization	235	-	235
Office and Miscellaneous	3,774	-	3,774
Professional Fees	35,605	-	35,605
Rent	2,223	-	2,223
Stock based Compensation	745,000	-	745,000
Travel and Lodging	5,725	-	5,725
Interest and Service charges	1,588	-	1,588
Write-down of Mineral Properties	-	-	-

Total Expenses	751,744	(21)	751,723
Net loss from continuing operations	$751,715	(21)	751,694

Note 10

Segmented Information (Continued)

Loss for the period by geographical segment for the period ended September 30, 2008:

	United States	Mexico	Total
Interest income	$40	$-	$40

Expenses:
Exploration Expenses	1,606	(10,395)	(8,789)
Geologists	-	-	-
Advertising and Promotion	669	-	669
Consulting Fees	-	-	-
Corporate Communications	79	-	79
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	294	-	294
Office and Miscellaneous	113	372	485
Professional Fees	9,259	-	9,259
Rent	2,282	-	2,282
Stock based Compensation	96,325	-	96,325
Travel and Lodging	-	-	-
Interest and Service charges	258	20	278
Write-down of Mineral Properties	-	-	-

Total Expenses	121,036	(10,003)	111,033
Net loss from continuing operations	$120,996	$(10,003)	$110,933

Note 10

Segmented Information (Continued)

Assets by geographical segment:

		United States		Mexico		Total
	$		$		$
September 30, 2009
Mineral properties		-		-		-
Equipment		4,432		-		4,432

September 30, 2008
Mineral properties		-		-		-
Equipment		5,540		-		5,540

Note 11

Joint Venture

On September 18 2009, the Company entered into a Joint Venture Agreement with Zero Emission People LLC.  (“ZEP”)  The Joint Venture Agreement provides in part for ZEP to contribute to the Joint Venture two wind energy projects of 10MW each.  Both projects are located in Ontario, Canada.

In consideration for the contribution of the wind energy projects to the Joint Venture, the Company will issue to ZEP 1.5 million shares of our restricted common stock.

Upon delivery of the share certificates, ZEP and the Company will be 50/50 joint venture partners.  The Company shall be responsible for the first $210,000 of Joint Venture expenses and thereafter, all expenses and revenues will be allocated between the parties based on their pro rata equity interest in the Joint Venture.

The Company will have the opportunity to acquire a 100% interest in the Joint Venture at which time title to the wind projects will be transferred to the Company.  The consideration to be paid to ZEP will be based upon the incremental fair market value of the projects and will be paid in shares of our common stock, cash or a combination of both.

In addition to the Joint Venture Agreement, we entered into an Option Agreement with ZEP.  The option grants us the exclusive right to purchase up to a 100% interest in a minimum of 400 MG wind energy projects in Canada, the United States and Europe.  In consideration for the grant of the option, we have agreed to issue ZEP an additional 3.5 million shares of our restricted common stock.

As at September 30, 2009 the Company has not issued any shares in connection with the Joint Venture.

Note 12

Recent Accounting Pronouncements

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

Note 13

Subsequent events

On October 23, 2009 the Company announced it had signed an agreement to acquire a 70% controlling interest in Skyway 126 Wind Energy Inc. in exchange for two million restricted shares of Wind Works’ common stock.   Skyway 126 is a 10 megawatt (MW) project with a potential investment value of $30 million once built. The project is located in Grey-Highlands Township, Ontario, Canada.

On October 28, 2009 the Company announced it had signed a definitive agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People, which includes 10 wind energy development projects totaling 375 megawatts (MW).  Closing of the transaction will be subject to delivery of Zero Emission People audited financial statements, and regulatory compliance by both companies. In consideration for the acquisition of Zero Emission People, Wind Works will issue a total of 31 million restricted shares of its common stock over a 3-year period commencing January 15, 2010.

On November 6, 2009 the Company announced that it has signed an agreement to increase its equity interest from 50% to 100% in Settlers Landing Wind Park. The agreement calls for the issuance of 300,000 restricted common shares of the Company’s stock, and the payment in cash of $450,000, the latter subject to milestones.  As part of the acquisition of Zero Emission People, announced October 27, 2009, the Company acquired a 50% interest in Settlers Landing, a 10 megawatt wind energy project located near Pontypool, in Ontario, Canada.

On November 9, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. In consideration for the 100% interest, Wind Works will make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.

On November 11, 2009 the Company announced that it has signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. In consideration for the 100% interest, the Company will make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Since our inception we have been engaged in several different business fields, including wireless internet and mining.  Neither of these were successful.   Our current focus is alternative energy sources.  Our primary focus will be  wind power.   Management believes that renewable energy supplies, such as wind power, will be in increasing demand over the next ten years.

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

Subsequent Events

The Zero Emission Acquisition

Pursuant to an agreement dated October 27, 2009 among the Issuer, Zero Emission and the shareholders of Zero Emission, the Issuer will acquire all of the issued and outstanding securities of Zero Emission in consideration of 31 million Common Shares to be issued to such Zero Emission shareholders over a three year period.  Upon the completion of such acquisition, Zero Emission will become a wholly-owned subsidiary of the Issuer.

Zero Emission currently holds interests in 10 wind energy development projects (including the Snowy Ridge and Grey Highlands projects described above), totaling 375 megawatts.  Upon completion of the Zero Emission Acquisition, the Issuer's portfolio will be comprised of 11 wind energy development projects totaling 385 megawatts, an increase of 1,183%.

In consideration of the issued and outstanding securities of Zero Emission, the Issuer will issue to the Zero Emission shareholders an aggregate total of 31 million Common Shares over a 3 year period as follows: (i) 5 million Common Shares on January 15, 2010; (ii) 9 million Common Shares on August 15, 2010; (iii) 9 million Common Shares on August 15, 2011; and (iv) 8 million Common Shares on August 15, 2012.

Skyway 126 Acquisition

On October 19, 2009,  Wind Works acquired a 70% equity ownership in Skyway 126 Wind Energy  Inc., an Ontario corporation,  in consideration for the issuance of 2 million shares of our Common stock.   Skyway is the registered and beneficial owner of an existing 10 Megawatt wind energy project under development in Clearview Township in the Province of Ontario, Canada.

Settlers Landing Wind Park

On November 6, 2009  we signed an agreement to increase our  equity interest from 50% to 100% in the Settlers Landing Wind Park. We will be required to issue  300,000 restricted common shares of the Company’s stock, and  payment of $450,000  subject to milestones.  Settlers Landing is a 10megawatt wind energy project located near Pontypool, in Ontario, Canada.  (Zero Emission currently owns the other 50% interest in Settlers Landing.

Honelles

On November 9, 2009 we signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. In consideration for the 100% interest, we are required to l make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  Unless we secure additional financing,   we will not be able to satisfy this obligation in which case we could lose the option.  .

Ecsed

On November 11, 2009 we signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. In consideration for the 100% interest, we are required to l make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  Unless we secure additional financing,  we will not be able to satisfy this obligation in which case we could lose the option.

 Employees:

As of September 30,  2009 we had  no employees except for our executive officers.

Comparison of Operating Results for the Three  Months ended September 30, 2009 and 2008 and from November 20, 2002 (“Inception”) to September 30, 2009.

Revenues

During the first quarter of 2009 we changed our business model to focus on wind  power.  Most of  the expenses that we incurred during this period were in connection with developing our new business model.  During the first quarter of 2008, we were an exploratory mining company.  With different lines of business,  it will be difficult for you to compare operating results and expenses.

We have not earned any  revenues from either our mining  or wind power projects.  All of our revenues to date represent interest income which we have earned as a result of our cash holdings.    Monies are deposited in interest bearing accounts.    Our cash holdings were generated from the sale of our securities.   Most of this cash has been used in operations and as a result interest income was nominal for the three months ended September 30, 2009 and 2008.  Total interest income since inception was $12,554.

Operating Expenses

For the three  months ended September 30, 2009 and 2008  our operating expenses totaled $751,723 and $111,033 respectively.  Total operating expenses since inception were $8,087,416.  The primary reason for this significant increase  in our operating expenses is directly attributable to  an increase in stock based compensation from $96,325 to $745,000.  With a new business plan we had to engage consultants and other specialists in the alternative energy field.  We did not have sufficient cash to pay these individuals for their services and determined that it would be in the best interests of the Company to compensate these people with shares of our Common Stock.   Total stock based compensation since  inception totaled $926,689.

With changes to our business plan and other compliance matters professional fees increased from $9,259 to $35,605.  Total professional fees since inception totaled $334,123.

The $45,226 in exploration expenses for the quarter ended September 30, 2009 represents monies that were previously owed pursuant to our joint venture with Exmin Resources, Inc.   We satisfied this liability by transferring our 70% interest in the joint venture to Exmin Resources.

All other line item expenses that we incurred for the quarter ended September 30, 2009 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss from operations for the three months ended September 30, 2009  totaled $751,694 as compared to $110,993 for the three months ended September 30, 2008.  The reason for the significant increase in our quarterly loss is attributable to a significant increase in stock based compensation.

Net Loss per share for the three months ended September 30,  2009  and 2008 was $(.06) and $(.02) respectively.

We will require additional capital to implement our business plan.   There can be no assurance that we will be able to secure additional capital or if available,  on commercially acceptable terms.  Until such time as we can fully implement our business plan, successfully bid on wind  power contracts and develop our wind farms,  it is unlikely that we will be able to reverse our continuing losses.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2009  we had cash totaling $180,962  and prepaid expenses of $57,791  as compared to cash totaling $28,606 and prepaid expenses of $11,290 at  June 30, 2009.  The significant increase in our cash reserves is directly attributable to equity financing that we secured during our last fiscal quarter.

  Total current assets were $251,719  as compared to $40,373.   Our fixed assets at September 30, 2009 totaled $4,432 as compared to $4,667 at June 30, 2009. Total assets at September 30, 2009 were $256,151  as   compared to $45,040  at June 30, 2009.

Our current liabilities at September 30, 2009  totaled $57,631 as compared to $198,499 at June 30, 2009.  We have satisfied all outstanding loan obligations.  Subscription payables represented balances that we owed to investors for funds received relating to unissued shares of our Common Stock.

 We have a working capital surplus  at September 30,  2009 (current assets less current liabilities) of $194,088  as compared to a working capital deficit of $158,126 at June 30, 2009.   Despite this surplus we will have to secure additional funding, of which there can be no assurance, in order for us to fully implement our business plan and develop our wind farms.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 1A.  RISK FACTORS

Except for the following risk factor, we do not believe that there have been any  material changes in our risk factors from those disclosed in our  Annual Report on Form 10-K for the period ended  June 30, 2009.

Our operations will be substantially dependent on our ability to close on the acquisition of Zero Emission People LLC.

On October 27, 1009 we signed an agreement to acquire all of the issued and outstanding shares of common stock of  Zero Emission People LLC (“Zero Emission”).   There are several conditions to closing including delivery of audited financial statements.   If we cannot close this transaction,  our proposed business operations will be adversely affected

We may  not have sufficient funds to file  power purchase contracts with  the Ontario Power Authority.

There is a  $5,000 non-refundable  application fee and a $100,000 security fee per contract.   We currently do  not have sufficient funds to submit these applications.  If we cannot file the Feed-in-Tariff applications in a timely manner,  we will not be able to secure potentially lucrative power purchase agreements.

We may not bid properly for the power purchase contracts.

We intend to submit a fixed fee contract price for a period of 20 years.  If we price the application too high,  it is unlikely that we would be awarded the contract.  If we price the contract too low,  our wind farms will be less attractive to potential purchasers and as a result our revenues will suffer.

Item 2.

Unregistered Sales of Equity Securities.

We issued a total of 376,577 shares of our common stock in consideration for conversion of our outstanding debt.  We also issued 2,760,150 shares of our common stock in a private placement of our securities.

At all times relevant:

-    the  sale  was  made  to  a  sophisticated  or  accredited  investor;

-    we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive answers concerning  the terms and conditions of the offering and to obtain any additional  information  which  we  possessed or could acquire without  unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

-    at a  reasonable  time  prior  to  the  sale of securities, we advised the purchaser of  the  limitations  on  resale of the securities; and

-    neither we  nor  any  person  acting  on our behalf sold the securities by  any form of general solicitation or general advertising;

Also during our last fiscal quarter,  we issued a total of 7,950,000 shares of our common stock for services rendered.  The shares were issued pursuant to our stock incentive and equity compensation plan.

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

                           Wind Works Power Corp.

Date:   November 16,  2009

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  November  16, 2009

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer