Form 10-Q
period 2009-12-31
Wind Works Power Corp.
filed 2010-02-16
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 333-113296

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 27,049,046 shares of Common  as of February 10, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Wind Works Power Corp.

Unaudited

Consolidated Financial Statements

Period ended December 31,  2009

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

Ingo Stuckmann

Chief Executive Officer

W. Campbell Birge

Chief Financial Officer

Item  1.  Financial Statements

WINDWORKS POWER

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended December 31, 2009 and 2008

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2009 and June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

Assets	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)
Current Assets
Cash and Cash Equivalents	$68,545	$28,606
Prepaid Expenses	72,793	11,290
Accounts Receivable	498	477
	141,836	40,373

Long Term Assets

Wind Projects (Note 11)	2,409,118	-
Fixed Assets (Note 5)	4,196	4,667
	2,413,314	4,667

	$2,555,150	$45,040

Liabilities and Stockholders’ Deficiency
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,030,541	$73,731
Other Short Term Loans (Note 6)	955,596	36,268
Subscriptions Payable (Note 7)	-	88,500
	2,986,137	198,499

Stockholders’ Deficiency
Common Stock (Note 8)	26,868	5,681
Additional Paid-in Capital	14,146,212	7,038,443
Contributed Surplus	713,169	22,625
Deficit Accumulated during the Development Stage	(15,312,836)	(7,215,808)
Accumulated Other Comprehensive Loss	(4,400)	(4,400)
	(430,987)	(153,459)
	$2,555,150	$45,040

Going concern (Note 1), Subsequent events  (Note 13)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended December 31, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Three Month Period Ended December 31, 2008	Six Month Period Ended December 31, 2008	Cumulative Since November 20, 2002 to December 31, 2009
Revenue
Interest Income	$3	$33	$13	$53	$12,557
Expenses
Exploration Expenses (Recovery)	5,360	(39,866)	(2,096)	(10,885)	1,606,467
Geologists	-	-	-	-	264,469
Advertising and Promotion	37,049	39,776	703	1,372	114,696
Consulting Fees	998	998	-	-	459,949
Corporate Communications	-	72	151	230	531,506
Employment Compensation	-	-	-	-	1,230,483
Insurance	-	-	-	10,201	99,308
Depreciation	235	471	294	588	3,905
Office and Miscellaneous	4,474	8,248	341	825	76,822
Professional Fees	49,931	85,536	(309)	8,950	384,054
Rent Stock-based Compensation	2,190 5,063,293	4,413 6,926,644	- 62,739	2,232 159,064	28,888 7,108,333
Travel and Lodging	5,718	11,443	-	-	27,721
Interest and Service charges	10,482	80,002	283	561	85,178
Project Development Costs	979,324	979,324	-	-	979,324
Write-down on Mineral Properties	-	-	-	-	2,431,650
Total Operating Expenses	6,159,054	8,097,061	62,106	173,138	15,432,753
Net Loss for the Period before Other Items	6,159,051	8,097,028	62,093	173,085	15,420,196
Other Items:
Gain on Forgiveness of Debt	-	-	-	-	102,960
Net Loss for the Period	6,159,051	8,097,028	62,093	173,085	15,317,236
Comprehensive Loss	-	-	-	-	(4,400)
Comprehensive Loss for the Period	$6,159,051	$8,097,028	$62,093	$173,085	$15,312,836
Basic and Diluted Loss per Share	$(0.25)	$(0.43)	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding	24,723,939	18,654,999	56,806,885	55,313,536

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended December 31, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

		Period ended December 31, 2009	Period Ended December 31, 2008	November 20, 2002 (Date of Inception) to September 30, 2009
Cash Flows from Operating Activities
Net loss for the period	$		$(173,085)	$(7,967,502)
Add (deduct) non-cash items:
Depreciation			588	3,670
Write-down of mineral properties			-	2,431,650
Loan interest			-	1,391
Shares issued for services			159,064	2,040,218
Stock based compensation			-	926,689
Write-off of accounts receivable			-	333
Loss on disposal of assets			-	(675)
Gain on forgiveness of debt			-	(102,960)
Foreign exchange				(4,069)
Changes in non-cash working capital items:
Accounts receivable			27	(497)
Prepaid expenses			8,320	(7,790)
Accounts payable and accrued liabilities			(83,064)	236,600
	$		$(88,150)	(2,442,942)
Cash Flows from Investing Activities
Prepayment of acquisition costs			-	(17,468)
Purchase of equipment			-	(8,102)
Acquisition of mineral properties			-	(60,000)
	$		$-	$(85,570)

Cash Flows from Financing Activities
Capital stock issued			-	2,267,294
Demand note			10,000	180,000
Advances from related parties			-	48,912
Subscriptions payable			-	88,500
Long term debt			-	124,768
	$		$10,000	$2,709,474
Increase (decrease) in cash from continuing operations			(78,150)	180,962
Cash, beginning of the year			82,054	-
Cash, end of the year	$		$3,904	$180,962

Supplemental disclosure of non-cash transactions (Note 4)

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

For the period November 20, 2002 (Date of Inception) to December 31, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency (Equity)
	Number	Amount
Issued for services on November 23, 2002 – at $0.0002 per share	5,760,000	$ 5,760	$ 6,240	$ -	$ -	$ -	$ 12,000
Issued for cash – at $0.0004 per share	4,860,000	4,860	15,390	-	-	-	20,250
Foreign currency translation adjustment	-	-	-	-	-	(374)	(374)
Net loss for the period ended September 30, 2003	-	-	-	-	(47,677)	-	(47,677)

Balance, September 30, 2003	10,620,000	10,620	21,630	-	(47,677)	(374)	(15,801)
Issued for cash – at $0.025 per share	18,120	18	4,512	-	-	-	4,530
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(229)	(229)
Net loss for the period ended September 30, 2004	-	-	-	-	(80,605)	-	(80,605)

Balance, September 30, 2004	10,638,120	10,638	66,142	-	(128,282)	(603)	(52,105)
Contributed services	-	-	30,000	-	-	-	30,000
Foreign currency translation adjustment	-	-	-	-	-	(1,705)	(1,705)
Net loss for the period ended September 30, 2005	-	-	-	-	(83,763)	-	(83,763)

Balance, September 30, 2005	10,638,120	10,638	96,142	-	(212,045)	(2,308)	(107,573)

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

For the period November 20, 2002 (Date of Inception) to December 31, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency (Equity)
	Number	Amount
Issued for services	300,000	3,00	119,700	-	-	-	120,000
Shares returned to treasury	(729,736)	(730)	730	-	-	-	-
Contributed services	-	-	40,000	-	-	-	40,000
Foreign currency translation adjustment	-	-	-	-	-	(2,092)	(2,092)
Net loss for the period ended September 30, 2006	-	-	-	-	(59,587)	-	(59,587)

Balance September 30, 2006	10,208,384	10,208	256,572	-	(271,632)	(4,400)	(9,252)

Capital issued for financing	75,000	75	1,499,925	-	-	-	1,500,000
Capital issued for services	66,800	67	462,083	-	-	-	462,150
Capital issued on acquisition of Minera Jeronimo SA de CV	145,500	145	2,371,505		-	-	2,371,650
Cancellation of shares	(6,205,400)	(6,205)	6,205	-	-	-	-
Net Loss	-	-	-	-	(2,034,931)	-	(2,034,931)

Balance December 31, 2007	4,290,284	4,290	4,596,290	-	(2,306,563)	(4,400)	2,289,617

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

For the period November 20, 2002 (Date of Inception) to December 31, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency (Equity)
	Number	Amount
Capital issued for financing	100,909	101	554,899	-	-	-	555,000
Capital issued for services	659,430	659	1,498,817	-	-	-	1,499,476
Capital issued for debt	32,727	33	179,967	-	-	-	180,000
Stock based Compensation	-	-	-	22,625	-	-	22,625
Net Loss	-	-	-	-	(4,611,869)	-	(4,611,869)
Balance June 30, 2008	5,083,350	5,083	6,829,973	22,625	(6,918,432)	(4,400)	(65,151)

Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	-	-	-	-	-	-	-
Capital issued for debt	597,339	598	208,470	-	-	-	209,068
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(297,376)	-	(297,376)
Balance June 30, 2009	5,680,689	5,681	7,038,443	22,625	(7,215,808)	(4,400)	(153,459)

Capital issued for financing	2,760,150	2,760	273,255	-	-	-	276,015
Capital issued for services	7,950,000	7,950	1,970,550	-	-	-	1,978,500
Capital issued for debt	376,577	377	105,065	-	-	-	105,442
Subscription receivable			(5,000)				(5,000)
Stock based Compensation	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(1,937,977)	-	(1,937,978)
Balance September 30, 2009	16,767,416	16,768	9,382,313	22,625	(9,153,785)	(4,400)	263,520

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

For the period November 20, 2002 (Date of Inception) to December 31, 2009

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency (Equity)
	Number	Amount
Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	3,100,000	3,100	2,880,900	-	-	-	2,884,000
Capital issued for debt	-	-	5,000	-	-	-	5,000
Capital issued for wind projects	2,000,000	2,000	1,878,000	-	-	-	1,880,000
Capital issued for acquisition of ZEP	5,000,001	5,000	-	-	-	-	5,000
Stock based compensation	-	-	-	690,544	-	-	690,544
Net Loss	-	-	-	-	(6,159,051)	-	(6,159,051)
Balance December 31, 2009	26,867,417	26,868	14,146,213	713,169	(15,312,836)	(4,400)	(430,987)

The number of shares issued and outstanding has been restated to give retroactive effect for four forward stock splits, on a six for one basis, a two for one basis, a two for one basis and a two for one basis effective April 29, 2003, March 1, 2006, May 3, 2006 and May 31, 2006, respectively. Also, the number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a ten for one basis. The par value and additional paid in capital were adjusted in conformity with the number of shares then issued.

SEE ACCOMPANYING NOTES

1.

Basis of Presentation

AmMex Gold Mining Corp. changed its name to Wind Works Power Corp. (the “Company”) on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The unaudited consolidated financial statements of Wind Works Power Corp. include the accounts of its wholly owned subsidiary Minera Jeronimo S.A. de C.V.

The accompanying unaudited consolidated financial statements and notes thereto of Wind Works Power Corp have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s June 30, 2009 Annual Report on Form 10-K.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2009 and the consolidated results of operations and consolidated statements of cash flows for the period ended December 31, 2009. The results of operations for the three and six month’s periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

	December 31, 2009	June 30 2009
Deficit accumulated during the exploration stage	15,312,836	7,215,808
Working capital (deficiency)	(2,844,301)	(158,126)

2.

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

Fixed Assets are capitalized at cost.  Amortization is recorded on a declining balance basis at a rate of 20% per annum.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  Actual results could differ from these estimates.

Wind Farm Developmental Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company expenses all costs related to the maintenance and exploration of developmental wind farms in which it has secured rights prior to establishment of commercial feasibility.  To date, the Company has not established the commercial feasibility of its projects; therefore, all costs are being expensed.  Developmental wind farm acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a wind farm property can be economically developed, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the project.  If developmental wind farm properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

2.

Significant Accounting Policies (Continued)

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

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would have been accrued and are classified as a component of income tax expense in the Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with the Company’s adoption of FIN 48.

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

The functional currency of the Company’s wholly-owned subsidiary is the Mexican peso. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at December 31, 2009, the Company’s only component of comprehensive income was foreign currency translation adjustments.

2.

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

2.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

2.

Principal Accounting Policies (Continued)

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

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split Dollar Life Insurance

The Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. The provisions of EITF 06-10 are effective as of July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. Adoption of this standard has not had a material impact on the Company’s financial position, results of operations or cash flows

2.

Principal Accounting Policies (Continued)

Employers’ accounting for defined benefit pension and other postretirement plans

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal periods beginning after December 15, 2008.  The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

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

2.

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

2.

Principal Accounting Policies (Continued)

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

3.

Related Party Transactions

During the period ended December 31, 2009, directors received payments on account of professional fees and reimbursement of expenses in the amount of  $ 14,527 (2008:  $ nil).

During the period ended December 31, 2009, the Company issued 2,000,000 common shares to related parties (2008- 4,714,285 common shares) for services rendered, for total consideration of $1,880,000 (2008 - $165,000).

At December 31, 2009, the Company recorded a payable to related parties for shares granted of 1,400,000 common shares (2008 – nil common shares) for services rendered, for total consideration of $1,316,000 (2008 – nil).

At December 31, 2009, the Company recorded a payable to a company related by way of directors in common of $225,000 (2008 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project (Note 11).

At December 31, 2009, the Company recorded a payable to a company related by way of directors in common of CDN $300,000 (2008 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project (Note 11).

All transactions with related parties are made in the normal course of business and measured at carrying value.

4.

Non-Cash Transactions

There were no interest or income taxes paid during 2009 or 2008. During the period ended December 31, 2009, the company entered into certain non-cash operating activities as follows:

a)

The Company issued 3,100,000 shares of the company at various share prices for a total consideration of $2,884,000 (2008: $159,064) for services rendered.

b)

The Company issued 2,000,000 common shares of the company at a value of $0.94 per share in settlement of Wind Project Agreements for a total consideration of $1,880,000 (2008: $ nil). (Note 11).

5.

Fixed Assets

Cost Opening Balance	Accumulated Depreciation	Net Book Value at December 31, 2009	Net Book Value at June 30, 2009

$ 8 ,102	$ 3,906	$ 4,196	$ 4,667

During the period ended December 31, 2009, total additions to property, plant and equipment were $ nil (2008- $ nil).  During the period ended December 31, 2009 the Company recorded depreciation of $471.

6.

Other short term loans

During the period ended December 31, 2009, the Company issued convertible debentures relating to loans from investors in the amount of $955,596 (2008 - $nil). The convertible debenture obligation is accounted for entirely as a liability with interest of 10% per annum.

7.

Subscriptions payable

Subscriptions payable represented balances owing by the company to investors for funds received relating to unissued shares at June 30, 2009. These shares were issued during the period ended September 30, 2009 (refer to note 4 and 8).

8.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended December 31, 2009:

a)

The Company issued 3,100,000 shares of the company at various share prices for a total consideration of $2,884,000 (2008: $159,064) for services rendered.

b)

The Company issued 5,000,001 common shares of the company pursuant to the acquisition of Zero Emissions People LLC. (2008: $ nil)(Note 11).

8.

Share Capital (Continued)

a)

The Company issued 2,000,000 common shares of the company at a value of $0.94 per share pursuant to the acquisition of a wind development project for a total consideration of $1,880,000 (2008: $ nil) (Note 11).

The following share purchase warrants and agent compensation warrants were outstanding at December 31, 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	.85	150,000	3.00
Warrants	.85	150,000	4.88
Outstanding and exercisable at December 31, 2009		300,000

The Company uses the Black-Scholes option valuation model to value warrants granted. The Black-Scholes model was developed for use in estimating the fair value of traded warrants. The model requires management to make estimates, which are subjective and may not be a representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

	December 31, 2009	December 31, 2008
Risk free interest rate	0.48% - 0.60%	N/A
Expected life of warrants	1 year	N/A
Expected stock price volatility	106.91% - 106.94%	N/A
Expected dividend yield	0%	N/A

.

9.

Employee Stock Option Plan

On July 12, 2007, the board and shareholders approved the 2007/2008 Stock Incentive & Compensation Plan thereby reserving 6,000,000 common shares for issuance to employees, directors and consultants. The significant details of the plan are as follows:

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

On October 19, 2009, the board granted 1,000,000 stock options expiring December 31, 2012 to officers and directors of the company vesting immediately at an exercise price of $0.85.

9.

Employee Stock Option Plan (Continued)

Changes in the Company’s stock options for the period ended December 31, 2009 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Year	-	$ -
Cancelled	-	-
Issued	1,000,000	0.85
Balance, December 31, 2009	1,000,000	$ 0.85

Stock Based Compensation

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

	December 31, 2009	December 31, 2008
Risk free interest rate	0.60%	0.40%
Expected dividend yield	0%	0%
Expected stock price volatility	106.1%%	110%
Expected life of options	1 year	2 to 5 years

During the period ended December 31, 2009 the Company recognized stock based compensation expense in the amount of $ nil (2008: 274,928) for the vested portion of options issued in the previous year.

10.

Segmented Information

Segmented information has been compiled based on the geographic regions that the company has acquired mineral properties and performed its exploration activities.

Loss for the period by geographical segment for the six months period ended December 31, 2009:

	United States/ Canada		Total
Interest income	$33	$	$33

Expenses:
Exploration Expenses	(39,866)		(39,866)
Geologists	-		-
Advertising and Promotion	39,776		39,776
Consulting Fees	998		998
Corporate Communications	72		72
Employment Compensation	-		-
Insurance	-		-
Amortization	471		471
Office and Miscellaneous	8,248		8,248
Professional Fees	85,536		85,536
Rent	4,413		4,413
Stock based Compensation	6,926,644		6,926,644
Travel and Lodging	11,443		11,443
Interest and Service charges	80,002		80,002
Project Development Costs	979,324		979,324
Write-down of Mineral Properties	-		-

Total Expenses	8,097,082		8,097,082
Net loss from continuing operations	$8,097,049	$	$8,097,049

10.

Segmented Information (Continued)

Loss for the period by geographical segment for the six months period ended December 31, 2008:

	United States/ Canada	Mexico	Total
Interest income	$53	$-	$53

Expenses:
Exploration Expenses	(516)	(10,369)	(10,885)
Geologists	-	-	-
Advertising and Promotion	1,372	-	1,372
Consulting Fees	-	-	-
Corporate Communications	230	-	230
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	588	-	588
Office and Miscellaneous	443	382	825
Professional Fees	8,949	-	8,949
Rent	2,232	-	2,232
Stock based Compensation	159,064	-	159,064
Travel and Lodging	-	-	-
Interest and Service charges	540	21	561
Write-down of Mineral Properties	-	-	-

Total Expenses	183,104	(9,966)	173,138
Net loss from continuing operations	$183,051	$(9,966)	$173,085

10.

Segmented Information (Continued)

Assets by geographical segment:

		United States/ Canada		Mexico		Total
	$		$		$
December 31, 2009
Mineral properties		-		-		-
Wind Projects		2,409,118		-		2,409,118
Equipment		4,196		-		4,196

December 31, 2008
Mineral properties		-		-		-
Equipment		5,245		-		5,245

11.

Acquisitions, Option Agreements and Power Contract Applications

On October 28, 2009 the Company announced it had signed a share exchange agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People, which includes 10 wind energy development projects totaling 375 megawatts (MW).  Closing of the transaction will be subject to delivery of Zero Emission People audited financial statements, and regulatory compliance by both companies. As consideration, the Company will issue thirty-one million shares of its common stock pursuant to the following schedule (Note 13):

- 5,000,000 shares of common stock on January 15, 2010

- 9,000,000 shares of common stock on August 15, 2010

- 9,000,000 shares of common shares on August 15, 2011

- 8,000,000 shares of common shares on August 15, 2012

On October 23, 2009 the Company announced it had signed an agreement to acquire a 70% controlling interest in Skyway 126 Wind Energy Inc. in exchange for two million restricted shares of Wind Works’ common stock.  Skyway 126 is a 10 megawatt (MW) project located in Grey-Highlands Township, Ontario, Canada.

On November 6, 2009 the Company announced it had signed an agreement to acquire a 50% interest in the Settlers Landing Wind Park. The agreement calls for the issuance of 300,000 restricted common shares of the Company’s stock, and the payment in cash of $450,000, the latter subject to milestones. The affect of payment is as follows:

Milestone 1:

The payment of $225,000 upon the earlier of: within 30 days of award of FIT/power contract or latest July 30, 2010 (Note 3).

11.

Acquisitions, Option Agreements and Power Contract Applications (Continued)

Milestone 2:

The payment of $225,000 within 90 days upon award of a FIT/power contract.

As at December 31, 2009, the restricted common shares have not yet been issued nor the cash payment been made. As part of the acquisition of Zero Emission People, announced October 28, 2009, the Company will acquire an additional 50% interest in Settlers Landing, a 10 megawatt wind energy project located near Pontypool, in Ontario, Canada.

On November 9, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. In consideration for the 100% interest, Wind Works will make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.

On November 11, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. In consideration for the 100% interest, the Company will make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.

On December 14, 2009 the Company announced it had acquired a 50% interest in another 6 wind energy projects totaling 80 megawatts (MW) located in Ontario, with an option to increase its interests to 100%. All 6 projects submitted power contract applications on November 30th under the new Feed-in Tariff program of the Ontario Power Authority. The agreement calls for the issuance of 1,200,000 restricted common shares of the Company’s stock, and payment in cash of $300,000 CDN on April 30, 2010 (Note 3). The restricted common shares have not yet been issued and the cash payment has not yet been made.

12.

Recent Accounting Pronouncements

(vi) ASC 810

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect ASC 810  to have a material impact on its financial statements.

13.

Subsequent events

On January 31, 2010, in an addendum to the share exchange agreement between the Company and Zero Emission People LLC, it was agreed that any provisions in regards to considerations in shares made in the joint venture agreement and option agreements entered into on September 18, 2009 will be superseded by the share exchange agreement of October 28, 2009.  Both parties further acknowledged that any amount of shares issued by the Company as consideration as per provisions contained in any of the previous agreements shall be subtracted from the overall amount of shares due under the share exchange agreement if such a previous issuance does concern a project that is part of both the agreement under which the shares were issued previously and the share exchange agreement.

On February 3, 2010 the Company announced it had completed its acquisition of Zero Emission People LLC effective January 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Since our inception we have been engaged in several different business fields, including wireless internet and mining.  Our current focus is renewable energy sources with a primary focus on wind power.

On  October 27, 2009  we entered into a Share Exchange Agreement (the “Agreement”)with Zero Emission People , LLC (“Zero Emission”) which provides in part for us to acquire all of the outstanding equity interest in Zero Emission in consideration for the issuance of 31 million shares of our common stock.  The common stock will be issued pursuant to the following schedule:

o

5,000,000 shares of common stock on January 15, 2010*

o

9,000,000 shares of common stock on August 15, 2010

o

9,000,000 shares of common stock on August 15, 2011

o

8,000,000 shares of common stock on August 15, 2012

*Issued.

The Agreement was subsequently amended on January 21, 2010 and we  closed on January 31, 2010 as reported in the Company’s Form 8-k filing with the Securities and Exchange Commission on  February 2, 2010.

                Zero Emission is a Delaware limited liability company.  Our current chief executive officer is a principal of Zero Emission.   Zero Emission began its commercial operations in July 2008 and currently has equity interests in ten wind farm development projects located in  Ontario, Canada, Illinois and Montana.   Zero Emission also has options on two wind development projects in Europe.  A wind farm development project is a term commonly uses for land on which a developer has obtained easements, lease options or agreements for the planning, construction and operation of a wind farm. In many cases a developer has begun further developmental work on the wind farm such as interconnection assessment, resource assessment or environmental studies.

Following is a brief description of the various wind projects currently under development by Zero Emission

1.

Grey Highlands Wind Park: 100% interest in a 10 MW* project 25kms south of Georgian Bay, Ontario, Canada which is a superb location for wind resource, as the area benefits greatly from the westerly winds crossing from Lake Huron.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 meter hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff (“FIT”) application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 30, 2009.**

2.

Snowy Ridge Wind Park is a 10 MW project in the vicinity of the village of Bethany, Ontario.  The project has been developed in an area of high elevation that can optimize the wind resources to their maximum.   Annual mean wind speeds are measured at over 6.7 metres per second at an 80 metre hub height.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.* *

3.

Grand Prairie Wind Park: 100% interest in a 75 MW project located in the state of Illinois. . This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 7 meters per second at a 100 m hub height.

a.

Interconnection: System Impact Study stage;

b.

 Land Acquisition: 3,000 acres secured;

c.

 Environmental Screening: preliminary data suggest no significant impact expected;

d.

PPA: application pending system impact study;

1.

Baker Wind Park: 90% interest in a 200MW project located in the state of Montana.   This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 8 meters per second at an 80 m hub height.

a.

Interconnection: System Impact Study stage;

b.

 Land Acquisition: 5,000 acres secured;

c.

 Environmental Screening: preliminary data suggest no significant impact expected;

d.

PPA: application pending system impact study;

1.

Polar Bear Wind Park: 50% interest (with an option to increase to 100%) in a 20MW project located in Ontario, Canada. Annual mean wind speeds are measured at over 8 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

2.

Pleasant Bay Wind Park: 50% interest (with an option to increase to 100%) in a 20MW project located in an area just north of the shores of Lake Ontario that has one of the best wind regimes in Ontario. Annual mean wind speeds are modeled at over 8.0 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

3.

Settlers Landing Wind Park: 50% interest in a 10MW project located near Pontypool, Ontario, Canada. This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6.8 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period. The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

4.

Zorra Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located northwest of Woodstock, Ontario, Canada. Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

5.

Clean Breeze Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located in Ontario, Canada in the Northumberland Hills. This project has been developed only 5kms from the north shore of Lake Ontario in an area of high elevation that can optimize the wind resources to a maximum. Annual mean wind speeds are measured at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 30, 2009.*

6.

Whispering Woods Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located near Millbrook, Ontario, Canada. Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

* Wind development determines the MW capacity of a project.  Generally, MW for  projects are decided as follows: the location (land) where the wind farm is located allows for a certain number of turbines to be located on the land due to setbacks from houses, roads and other buildings or infrastructure  items. Also turbines create a noise parameter which is fitted in with setbacks from any structure.  (for example in Ontario at least 550m from a house - most ordinances prohibit more than 45 decibels near an  inhabited  structure). Wind turbines have a nameplate capacity of generally 1.5-2.5 MW.  By using the  land and the turbine model a layout is created which is used to determine whether  these turbines fit within  the layout and how many turbine sites can be secured  under an easement agreement.

 ** Owned by Zero Emission at the time acquired by Wind Works.

To date Zero Emission has not generated any revenues.

In addition to the acquisition of Zero Emission,  we have acquired equity stakes or ownership of the following projects:

Skyway 126 Acquisition

On October 19, 2009,  we acquired a 70% equity ownership in Skyway 126 Wind Energy  Inc., an Ontario corporation,  in consideration for the issuance of 2 million shares of our Common stock.   Skyway is the registered and beneficial owner of an existing 10 Megawatt wind energy project under development in Clearview Township in the Province of Ontario, Canada.

Honelles

On November 8,  2009 we signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. If we choose to exercise the option, we will be required to  make a cash payment of  EUR300,000 and enter a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10,000 over 24 months for development costs and  distribute 33% of the pre-tax profit as a success fee if the project is sold.  As per the origional agreement the option is valid for 90 days from the effective date which was subsequently extended to June 1, 2010

Ecsed

On November 8,  2009 we signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. If we choose to exercise the option,  we will be required to make a cash payment of EUR 350,000 and enter into a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10.000 over 24 months for development cost and distribute 50% of the pre-tax profit as a success fee if the project is sold.  As per the origional agreement the option is valid for 90 days from the effective date which was subsequently extended to June 1, 2010

Settlers Landing

On Novemer 5, 2009 we acquired  a 50% equity ownership in Zero Emission People Wind Farm Moraine Edge, LLC, a Delaware limited liability company from Sunbeam, LLC, an affiliated entity,   in consideration for the issuance of 300.000 shares of our Common stock and a further cash payment of $50.000 the latter subject to milestones detailed in the definitive agreement.   Zero Emission People Wind Farm Moraine Edge, LLc is the registered and beneficial owner of 50% of the project Settlers Landing, an existing 10 Megawatt wind energy project under development in Pontypool, Ontario, Canada. With this acquisition we increased our equity stake in Zero Emission People Wind Farm Moraine Edge, LLC to 100%, the outstanding 50% equity being purchased under the Share Exchange Agreement with Zero Emission People, LLC

Joint Venture Agreement with Sunbeam, LLC

On November 27, 2009 we signed a Joint Venture Agreement with Sunbeam, LLC, a Delaware limited liability company and an affiliated entity,,  for a 50% equity interest in 6 further projects  with an option to increase to 100% in consideration for the issuance of 1.2 million shares of our Common Stock and a cash payment of $300,000 on April 30, 2010. Under this agreement we will also be required to fund all future development costs

Currently,  we do not have sufficient funds to exercise any outstanding options or develop our equity interests in the various wind parks. We do not currently have any commitments for future financings

WIND POWER

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

Wind energy is the fastest-growing renewable energy generation technology worldwide due to its cost efficiency, technological maturity and the wide availability of wind resources. It has been suggested that wind power has the greatest potential among all renewable energy technologies for further growth in North America.  Although the United States and Canada have hydroelectric and geothermal resources, many potential hydroelectric sites have already been developed and geothermal production is confined by geographical limitations to only certain areas.  In contrast, the available untapped wind resources across North America remain vast. Additionally, other renewable energy technologies, such as solar power, are currently less economically attractive than wind energy, and others, such as biofuels, emit particulates which have a greater negative impact on the environment than wind energy.

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

Comparison of Operating Results for the Six Months ended December 31,  2009 and 2008 and from November 20, 2002 (“Inception”) to December 31, 2009.

Revenues

Our focus continues to be the development of wind energy parks.    During the second quarter  of 2008, we were an exploratory mining company.  With different lines of business,  it will be difficult for you to compare operating results and expenses.

We have not earned any revenues from either our mining  or wind power projects.  All of our revenues to date represent interest income which we have earned as a result of our cash holdings.  Monies are deposited in interest bearing accounts.    Our cash holdings were generated from the sale of our securities.  Most of this cash has been used in operations and as a result interest income for the three  and six months ended December 31, 2009 and 2008 was nominal.  Total interest income since inception was $12,557.

Operating Expenses

For the three and six months ended December 31, 2009 our operating expenses totaled $6,159,054 and $8,097,061 as compared to $62,106 and $173,138 for the three and six months ended December 31, 2008.  Total operating expenses since inception were $15,432,753.  The primary reason for the significant increase  in our operating expenses is directly attributable to  an increase in stock based compensation from $62,106 and $159,064 for the three and six months ended December 31, 2008 to $5,063,293 and $6,926,644 for the comparable periods in 2009.  Total stock based compensation since inception totaled $7,108,333.

With a new business plan we engaged consultants and other specialists in the alternative energy field.  We did not have sufficient cash to pay these individuals for their services and determined that it would be in the best interests of the Company to compensate these people with shares of our Common Stock.   In addition, certain of our officers and directors were issued shares of our common stock in lieu of cash compensation.

For the three and six months ended December 31, 2009, project development costs related to the wind farms totaled $979,324.  We did not have similar expenses in 2008.

With the acquisition of Zero Emission and a new business focus, advertising became critical for prospective joint venture partners and the business community.  Advertising expenses for the three and six months ended December 31, 2009 totaled $37,049 and $39,776 as compared to $703 and $1,372 during the comparable periods in 2008.  Total advertising and marketing fees since inception totaled $114,696.

With changes to our business plan, acquisitions, financings and regulatory compliance matters, professional fees for the three and six months ended December 31, 2009 totaled $49,931 and $85,536 as compared to $(309) and $8,950 in 2008.  Total professional fees since inception were $380,554.

With changes to our business plan, we will no longer incur any exploration or geology expenses.  As a result of the Company relinquishing its 70% earned interest in the Cerro Gordo joint venture property with EXMIN Resources, EXMIN  waived the debt due and owing on the property resulting in a  $(39,776) recovery charge.  Since inception, exploration and geology costs totaled $1,606,467.

All other line item expenses that we incurred for the quarter ended December 31, 2009 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss from operations for the three and six months ended December 31, 2009 totaled $(6,159,054) and $(8,097,061) as compared to $(62,093) and $(173,138) in 2008.  Losses since inception totaled $(15,432,753).  The reason for the significant increase in our quarterly loss is attributable to a significant increase in stock based compensation.

Net Loss per share for the three and six months ended December 31, 2009 and 2008 was $(0.25) and $(0.43) as compared to $(0.01) for the three and six months ended December 31, 2008.

We will require additional capital to fully implement our business plan or to exercise any outstanding options.  There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, that we are awarded wind power contracts and develop our wind farms, it is unlikely that we will be able to reverse our continuing losses in which case an investor lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At December 31, 2009 we had cash and cash equivalents totaling $68,545, and prepaid acquisition costs totaling $72,793 as compared to cash totaling $28,606 and prepaid expenses of $11,290 at June 30, 2009.  The increase in our cash reserves is directly attributable to equity financing that we secured during our last fiscal quarter.

  Total current assets at December 31, 2009 were $141,836 as compared to $40,373 at June 30, 2009.    Our fixed assets (inclusive of our wind projects) at December 31, 2009 totaled $2,413,314_ as compared to $4,667 at June 30, 2009. Total assets at December 31, 2009 were $2,555,150  as   compared to $45,040 at June 30, 2009.

Our current liabilities at December 31, 2009 totaled $2,986,137 consisting of accounts payable totaling $2,030,541 and short term loans totaling $955,596  as compared to $198,499 at June 30, 2009 consisting of primarily of accounts payable totaling $73,731 and subscription payables totaling $88,500.

 We have a working capital deficit   at December 31, 2009 (current assets less current liabilities) of $2,844,301  as compared to a working capital deficit of $158,126 at June 30, 2009.   Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to implement our business plan. If we are unable to  pay our liabilities as they become due, and our creditors are not willing to defer payments,  we may be required to secure protection from creditor claims.

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

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended December 31, 2010, we issued 7,000,001 shares of our common stock in consideration for the acquisition of various wind farms (including the acquisition of Zero Emission).  We issued 3.1 million shares for services rendered.   We also issued $955,596 of convertible debentures

At all times relevant:

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

- at a reasonable time prior to the sale of securities, we advised the purchaser of  the  limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

In issuing  the foregoing securities,  we relied on the exemptive provisions of Section 4(2), Regulation  D and/or  Reg S of the Securities Act.

Item 3.

Defaults upon senior securities.

None

 Item 4.

Submission of matters to a vote of security holders.

None.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit No.    Description

-----------    -----------

10.1

Share Exchange Agreement entered into between Wind Works and Zero Emission filed as an exhibit to the Company’s Form 8-k filed with the SEC on October 30, 2009.

10.2

Addendum to Share Exchange Agreement filed as an exhibit to the Company’s Form 8-k filed February 2, 2010

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

                           Wind Works Power Corp.

Date:   February 15, 2010

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  February 15, 2010

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer