Form 10-Q/A
period 2009-12-31
Wind Works Power Corp.
filed 2010-02-18
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

[AMENDMENT NO. 1]

[V]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 333-113296

WIND WORKS POWER CORP.

(Name of registrant as specified in its charter)

AMMEX GOLD MINING CORP.

                           (Former Name of Registrant)

NEVADA	98-0409895
(STATE OR OTHER JURISDICTION OF INPERSONNAMECORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

346 Waverley Street Ottawa, Ontario, country-regionCanada	K2P OW5
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE:

                This Amendment No. 1 on Form 10-Q/A  amends and restates the  registrant's Form 10-Q for the quarterly period ended December 31, 2009  filed with the Securities and Exchange Commission on February 16, 2010  (the "Report"),  and is being filed to correct an error under Item 1, Financial Statements.  The Amendment also amends Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                With the exception of the foregoing changes, no other information in the report on Form 10-Q for the three months ended December 31, 2009 has been supplemented, updated or amended.

WINDWORKSPOWER

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Unaudited

Consolidated Financial Statements

Period ended December 31, 2009 and 2008

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of Wind Works Power Corp. (Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

The consolidated financial statements and the notes thereto are the responsibility of the management of Wind Works Power Corp. (Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company). These consolidated financial statements have been prepared in accordance with country-regionUnited States generally accepted accounting principles.

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Consolidated Balance Sheets (Unaudited)

As at December 31, 2009 and June 30, 2009

(Expressed in country-regionUnited States dollars, unless otherwise stated)

Assets	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

Current Assets

Cash and Cash Equivalents	$68,545	$28,606
Prepaid Expenses	7,793	11,290
Accounts Receivable	498	477

	76,836	40,373

Long Term Assets

Wind Projects (Note 11)	2,409,118	-
Fixed Assets (Note 5)	4,196	4,667
	2,413,314	4,667

	$2,490,150	$45,040

Liabilities and Stockholders’ Deficiency

Liabilities
Current Liabilities

Accounts Payable and Accrued Liabilities	$2,030,540	$73,731

Other Short Term Loans (Note 6) 955,596	36,268
Subscriptions Payable (Note 7) -	88,500
2,986,136	198,499

Stockholders’ Deficiency

Common Stock (Note 8)	26,868	5,681
Additional Paid-in Capital	14,146,212	7,038,443
Contributed Surplus	713,169	22,625

Deficit Accumulated during the Development Stage	(15,377,835)	(7,215,808)
Accumulated Other Comprehensive Loss	(4,400)	(4,400)
	(495,986)	(153,459)
	$2,490,150	$45,040

Going concern (Note 1), Subsequent events (Note 13)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended December 31, 2009 and 2008

(Expressed in country-regionUnited States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Three Month Period Ended December 31, 2008	Six Month Period Ended December 31, 2008	Cumulative Since November 20, 2002 to December 31, 2009
Revenue

Interest Income	$3	$33	$13	$53	$12,557

Expenses
Exploration Expenses (Recovery)	5,360	(39,866)	(2,096)	(10,885)	1,606,467
Geologists	-	-	-	-	264,469
Advertising and Promotion	37,049	39,776	703	1,372	114,696
Consulting Fees	998	998	-	-	459,949
Corporate Communications	-	72	151	230	531,506
Employment Compensation	-	-	-	-	1,230,483
Insurance	-	-	-	10,201	99,308
Depreciation	235	471	294	588	3,905
Office and Miscellaneous	4,474	8,248	341	825	76,822
Professional Fees	49,931	85,536	(309)	8,950	384,054
Rent Stock-based Compensation	2,190 5,128,293	4,413 6,991,644	- 62,739	2,232 159,064	28,888 7,173,332
Travel and Lodging	5,718	11,443	-	-	27,721
Interest and Service charges	10,482	80,002	283	561	85,178
Project Development Costs	979,324	979,324	-	-	979,324
Write-down on Mineral Properties	-	-	-	-	2,431,650
Total Operating Expenses	6,224,054	8,162,061	62,106	173,138	15,497,752
Net Loss for the Period before Other Items	6,224,051	8,162,028	62,093	173,085	15,485,195
Other Items:
Gain on Forgiveness of Debt	-	-	-	-	102,960
Net Loss for the Period	6,224,051	8,162,028	62,093	173,085	15,382,235
Comprehensive Loss	-	-	-	-	(4,400)

Comprehensive Loss for the Period	$6,224,051	$8,162,028	$62,093	$173,085	$15,377,835

Basic and Diluted Loss per Share	$(0.25)	$(0.44)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	24,723,939	18,654,999	56,806,885	55,313,536

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended December 31, 2009 and 2008

(Expressed in United States dollars, unless otherwise stated)

	Period ended December 31, 2009	Period Ended December 31, 2008	November 20, 2002 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net loss for the period	$(8,162,028)	$(173,085)	$(15,377,835)
Add (deduct) non-cash items:
Depreciation	471	588	3,906
Write-down of mineral properties	-	-	2,431,650
Loan interest	-	-	1,391
Shares issued for services	6,301,100	159,064	8,339,927
Stock based compensation	690,544	-	872,233
Write-off of accounts receivable	-	-	333
Loss on disposal of assets	-	-	(675)
Gain on forgiveness of debt	-	-	(102,960)
Foreign exchange	-		(4,069)
Changes in non-cash working capital items:
Accounts receivable	(21)	27	(498)
Prepaid expenses	(1,503)	8,320	(2,793)
Accounts payable and accrued liabilities	68,266	(83,064)	310,967
	$(1,103,171)	$(88,150)	(3,528,423)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(8,102)
Acquisition of mineral properties	-	-	(60,000)
	$-	$-	$(68,102)

Cash Flows from Financing Activities
Capital stock issued	187,514	-	2,267,294
Demand note	-	10,000	180,000
Advances from related parties	-	-	137,412
Subscriptions payable	955,596	-	955,596
Long term debt	-	-	124,768
	$1,143,110	$10,000	$3,665,070
Increase (decrease) in cash from continuing operations	39,939	(78,150)	68,545
Cash, beginning of the year	28,606	82,054	-
Cash, end of the year	$68,545	$3,904	$68,545

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

SEE ACCOMPANYING NOTES

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. - an Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

For the period November 20, 2002 (Date of Inception) to December 31, 2009

(Stated in US Dollars)

Common Shares	Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency (Equity)

	Number	Amount
Capital issued for financing	-	-	-	-	-	-	-
Capital issued for services	3,100,000	3,100	2,880,900	-	-	-	2,884,000
Capital issued for debt	-	-	5,000	-	-	-	5,000
Capital issued for wind projects	2,000,000	2,000	1,878,000	-	-	-	1,880,000
Capital issued for acquisition of ZEP	5,000,001	5,000	-	-	-	-	5,000
Stock based compensation	-	-	-	690,544	-	-	690,544
Net Loss	-	-	-	-	(6,224,051)	-	(6,224,051)
Balance December 31, 2009	26,867,417	26,868	14,146,212	713,169	(15,377,835)	(4,400)	(495,986)

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

	December 31, 2009	June 30 2009
Deficit accumulated during the exploration stage	15,377,835	7,215,808
Working capital (deficiency)	(2,909,301)	(158,126)

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal periods beginning after December 15, 2008.  The Company adopted SFAS 141R on July 1, 2009. This standard did not have a material impact on the Company’s financial statements.

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

b)

The Company issued 2,000,000 common shares of the company at a value of $0.94 per share in settlement of Wind Project Agreements for a total consideration of $1,880,000 (2008: $ nil) (Note 11).

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

Loss for the period by geographical segment for the six months period ended December 31, 2009:

	United States/ Canada	Mexico	Total
Interest income	$33	$-	$ 33

Expenses:

Exploration Expenses	(39,866)	-	(39,866)
Geologists	-	-	-
Advertising and Promotion	39,776	-	39,776
Consulting Fees	998	-	998
Corporate Communications	72	-	72
Employment Compensation	-	-	-
Insurance	-	-	-
Amortization	471	-	471
Office and Miscellaneous	8,248	-	8,248
Professional Fees	85,536	-	85,536
Rent	4,413	-	4,413
Stock based Compensation	6,991,644	-	6,991,644
Travel and Lodging	11,443	-	11,443
Interest and Service charges	80,002	-	80,002
Project Development Costs	979,324	-	979,324
Write-down of Mineral Properties	-	-	-

Total Expenses	8,162,061	-	8,162,061

Net loss from continuing operations	$8,162,028	$-	$ 8,162,028

10.

Segmented Information (Continued)

Loss for the period by geographical segment for the six months period ended December 31, 2008:

	United States/ Canada	Mexico	Total
Interest income	$53	$-	$53

Expenses:

Exploration Expenses	(516)	(10,369)	(10,885)
Geologists	-	-	-
Advertising and Promotion	1,372	-	1,372
Consulting Fees	-	-	-
Corporate Communications	230	-	230
Employment Compensation	-	-	-
Insurance	10,201	-	10,201
Amortization	588	-	588
Office and Miscellaneous	443	382	825
Professional Fees	8,949	-	8,949
Rent	2,232	-	2,232
Stock based Compensation	159,064	-	159,064
Travel and Lodging	-	-	-
Interest and Service charges	540	21	561
Write-down of Mineral Properties	-	-	-

Total Expenses	183,104	(9,966)	173,138

Net loss from continuing operations	$183,051	$(9,966)	$173,085

10. Segmented Information (Continued)

Assets by geographical segment:

		United States/ Canada		Mexico		Total
	$		$		$
December 31, 2009
Mineral properties		-		-		-
Wind Projects		2,409,118		-		2,409,118
Equipment		4,196		-		4,196

December 31, 2008
Mineral properties		-		-		-
Equipment		5,245		-		5,245

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

On November 8,  2009 we signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. If we choose to exercise the option, we will be required to make a cash payment of EUR300,000 and enter a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10,000 for up to 24 months for development costs and distribute 33% of the pre-tax profit as a success fee if the project is sold.  As per the original agreement the option is valid for 90 days from the effective date, which was subsequently extended to June 1, 2010.

On November 8,  2009 we signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. If we choose to exercise the option, we will be required to make a cash payment of EUR 350,000 and enter into a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10,000 for up to 24 months for development cost and distribute 50% of the pre-tax profit as a success fee if the project is sold.  As per the original agreement the option is valid for 90 days from the effective date, which was subsequently extended to June 1, 2010.

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

On October 27, 2009 we entered into a Share Exchange Agreement (the “Agreement”)with Zero Emission People LLC (“Zero Emission”) which provides in part for us to acquire all of the outstanding equity interest in Zero Emission in consideration for the issuance of 31 million shares of our common stock.  The common stock will be issued pursuant to the following schedule:

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

4.

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

5.

Polar Bear Wind Park: 50% interest (with an option to increase to 100%) in a 20MW project located in Ontario, Canada. Annual mean wind speeds are measured at over 8 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

6.

Pleasant Bay Wind Park: 50% interest (with an option to increase to 100%) in a 20MW project located in an area just north of the shores of Lake Ontario that has one of the best wind regimes in Ontario. Annual mean wind speeds are modeled at over 8.0 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

7.

Settlers Landing Wind Park: 50% interest in a 10MW project located near Pontypool, Ontario, Canada. This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6.8 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period. The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

8.

Zorra Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located northwest of Woodstock, Ontario, Canada. Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

9.

Clean Breeze Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located in Ontario, Canada in the Northumberland Hills. This project has been developed only 5kms from the north shore of Lake Ontario in an area of high elevation that can optimize the wind resources to a maximum. Annual mean wind speeds are measured at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 30, 2009.*

10.

Whispering Woods Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located near Millbrook, Ontario, Canada. Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  The company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term on November 29, 2009.*

* Wind development determines the MW capacity of a project.  Generally, MW for projects are decided as follows: the location (land) where the wind farm is located allows for a certain number of turbines to be located on the land due to setbacks from houses, roads and other buildings or infrastructure items. Also turbines create a noise parameter which is fitted in with setbacks from any structure (for example in Ontario at least 550m from a house - most ordinances prohibit more than 45 decibels near an inhabited structure).  Wind turbines have a nameplate capacity of generally 1.5-2.5 MW.  By using the land and the turbine model a layout is created which is used to determine whether these turbines fit within the layout and how many turbine sites can be secured under an easement agreement.

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

Honelles

On November 8, 2009 we signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. If we choose to exercise the option, we will be required to make a cash payment of EUR300,000 and enter a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10,000 for up to 24 months for development costs and  distribute 33% of the pre-tax profit as a success fee if the project is sold.  As per the original agreement the option is valid for 90 days from the effective date, which was subsequently extended to June 1, 2010.

Ecsed

On November 8,  2009 we signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. If we choose to exercise the option,  we will be required to make a cash payment of EUR 350,000 and enter into a Development and Service Agreement with the initial developer under which we will be required to pay EUR 10,000 for up to 24 months for development cost and distribute 50% of the pre-tax profit as a success fee if the project is sold.  As per the original agreement the option is valid for 90 days from the effective date, which was subsequently extended to June 1, 2010.

Settlers Landing

On November 5, 2009 we acquired  a 50% equity ownership in Zero Emission People Wind Farm Moraine Edge, LLC, a Delaware limited liability company from Sunbeam, LLC, an affiliated entity,   in consideration for the issuance of 300.000 shares of our Common stock and a further cash payment of $450,000 the latter subject to milestones detailed in the definitive agreement.   Zero Emission People Wind Farm Moraine Edge, LLC is the registered and beneficial owner of 50% of the project Settlers Landing, an existing 10 Megawatt wind energy project under development in Pontypool, Ontario, Canada. With this acquisition we increased our equity stake in Zero Emission People Wind Farm Moraine Edge, LLC to 100%, the outstanding 50% equity being purchased under the Share Exchange Agreement with Zero Emission People, LLC

Joint Venture Agreement with Sunbeam, LLC

On November 27, 2009 we signed a Joint Venture Agreement with Sunbeam, LLC, a Delaware limited liability company and an affiliated entity, for a 50% equity interest in 6 further projects with an option to increase to 100% in consideration for the issuance of 1.2 million shares of our Common Stock and a cash payment of $300,000 on April 30, 2010. Under this agreement we will also be required to fund all future development costs

Currently, we do not have sufficient funds to exercise any outstanding options or develop our equity interests in the various wind parks. We do not currently have any commitments for future financings

WIND POWER

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

Operating Expenses

For the three and six months ended December 31, 2009 our operating expenses totaled $6,224,054 and $8,162,061 as compared to $62,106 and $173,138 for the three and six months ended December 31, 2008.  Total operating expenses since inception were $15,497,752.  The primary reason for the significant increase in our operating expenses is directly attributable to  an increase in stock based compensation from $62,106 and $159,064 for the three and six months ended December 31, 2008 to $5,128,293 and $6,991,644 for the comparable periods in 2009.  Total stock based compensation since inception totaled $7,173,332.

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

With changes to our business plan, acquisitions, financings and regulatory compliance matters, professional fees for the three and six months ended December 31, 2009 totaled $49,931 and $85,536 as compared to $(309) and $8,950 in 2008.  Total professional fees since inception were $384,054.

With changes to our business plan, we will no longer incur any exploration or geology expenses.  As a result of the Company relinquishing its 70% earned interest in the Cerro Gordo joint venture property with EXMIN Resources, EXMIN waived the debt due and owing on the property resulting in a  $(39,866) recovery charge.  Since inception, exploration and geology costs totaled $1,606,467.

All other line item expenses that we incurred for the quarter ended December 31, 2009 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss from operations for the three and six months ended December 31, 2009 totaled $(6,224,051) and $(8,162,028) as compared to $(62,093) and $(173,085) in 2008.  Losses since inception totaled $(15,485,195).  The reason for the significant increase in our quarterly loss is attributable to a significant increase in stock based compensation.

Net Loss per share for the three and six months ended December 31, 2009 and 2008 was $(0.25) and $(0.44) as compared to $(0.01) for the three and six months ended December 31, 2008.

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

Liquidity and Capital Resources

Assets and Liabilities

At December 31, 2009 we had cash and cash equivalents totaling $68,545, and prepaid expenses totaling $7,793 as compared to cash totaling $28,606 and prepaid expenses of $11,290 at June 30, 2009.  The increase in our cash reserves is directly attributable to equity financing that we secured during our last fiscal quarter.

  Total current assets at December 31, 2009 were $76,836 as compared to $40,373 at June 30, 2009.  Our fixed assets (inclusive of our wind projects) at December 31, 2009 totaled $2,413,314_ as compared to $4,667 at June 30, 2009. Total assets at December 31, 2009 were $2,490,150 as compared to $45,040 at June 30, 2009.

Our current liabilities at December 31, 2009 totaled $2,986,136 consisting of accounts payable totaling $2,030,540 and short term loans totaling $955,596 as compared to $198,499 at June 30, 2009 consisting of primarily of accounts payable totaling $73,731 and subscription payables totaling $88,500.

 We have a working capital deficit   at December 31, 2009 (current assets less current liabilities) of $2,909,301 as compared to a working capital deficit of $158,126 at June 30, 2009.   Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to implement our business plan. If we are unable to pay our liabilities as they become due, and our creditors are not willing to defer payments,  we may be required to secure protection from creditor claims.

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

Item 6.

Exhibits

Exhibit No.    Description

-----------    -----------

31.1           Section 302 Certification of the Principal Executive Officer

31.2           Section 302 Certification of the Principal Financial Officer

32.1           Section 906 Certification of Principal Executive Officer

32.2           Section 906 Certification of Principal Financial and Accounting Officer

                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Wind Works Power Corp.

Date:   February 18, 2010

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  February 18, 2010

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer