Form 10-Q
period 2010-03-31
Wind Works Power Corp.
filed 2010-05-17
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ____X_______      No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  29,559,046 shares of Common Stock as of May 17, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Unaudited

Consolidated Financial Statements

Period ended March 31, 2010 and 2009

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

To the shareholders of Wind Works Power Corp. (A Continuation of Zero Emission People LLC)

The consolidated financial statements and the notes thereto are the responsibility of the management of Wind Works Power Corp. (A Continuation of Zero Emission People LLC). These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management has developed and maintained a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control.

 “Ingo Stuckmann”

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Balance Sheets (Unaudited)

As at March 31, 2010 and June 30, 2009

(Expressed in United States dollars, unless otherwise stated)

Assets	March 31, 2010	June 30, 2009
Current Assets
Cash and Cash Equivalents	$71,058	$-
Prepaid Expenses	4,404	-
Accounts Receivable	2,498	1,500
Due from shareholder	1,850	12,350
	79,810	13,850

Long Term Assets

Capitalized lease costs	41,414	49,554
Wind Projects (Note 10)	2,409,118	-
Fixed assets (Note 6)	3,966	-
	$2,534,308	63,404

Liabilities and Stockholders’ Deficiency
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,052,616	$7,738
Other Short Term Loans (Note 7)	361,170	-
	2,413,786	7,738

Stockholders’ Deficiency
Common Stock (Note 8)	27,054	5,000
Additional Paid-in Capital	503,550	105,000
Contributed Surplus	88,309	-
Deficit Accumulated during the Development Stage	(498,391)	(54,334)
	120,522	55,666
	$2,534,308	$63,404

Going concern (Note 1), Contingencies (Note 11), Commitments (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Statement of Operations (Unaudited)

For the Period Ended March 31, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2010	Nine Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009	Nine Month Period Ended March 31, 2009	Cumulative Since May 2008 to March 31, 2010
Revenue
Interest Income	$-	$-	$-	$-	$-
Expenses
Advertising and Promotion	2,578	2,578	-	-	2,578
Consulting Fees	29,661	29,661	-	-	75,661
Depreciation	230	230	-	-	230
Office and Miscellaneous	890	890	-	-	890
Professional Fees	47,474	47,474	1,875	2,875	55,561
Rent	1,547	1,547	-	-	1,547
Stock-based Compensation	88,311	88,311	-	-	88,311
Interest and Service charges	186,345	186,401	96	96	186,497
Project Development Costs	40,384	40,384	-	-	40,384
Foreign exchange	368	368			368
Incorporation costs	-	-	-	150	150
Operating lease costs	-	8,140	-	-	8,140
Lease expense	-	38,074	-	-	38,074
Total Operating Expenses	397,788	444,058	1,971	3,121	498,391
Net Loss for the period	397,788	444,058	1,971	3,121	498,391
Comprehensive Loss for the Period	$397,788	$444,058	$1,971	$3,121	$498,391
Basic and Diluted Loss per Share	$(0.01)	$(0.02)	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	26,925,236	21,393,115	5,000,000	5,000,000

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Unaudited)

For the Period Ended March 31, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Period ended March 31, 2010	Period Ended March 31, 2009	May 2008 (Date of Inception) to March 31, 2010
Cash Flows from Operating Activities
Net loss for the period	$(444,059)	(54,334)	$(498,393)
Add (deduct) non-cash items:
Depreciation	230		230
Lease amortization	8,140		8,140
Loan interest	161,176		161,176
Shares issued for services
Stock based compensation	88,311		88,311
Write-off of accounts receivable
Loss on disposal of assets
Gain on forgiveness of debt
Foreign exchange	-
Changes in non-cash working capital items:
Accounts receivable	(500)	(1,500)	(2,000)
Prepaid expenses	3,388	-	3,388
Accounts payable and accrued liabilities	134,680	(4,612)	130,068
	$(48,634)	$(60,446)	(109,080)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	34,192		34,192
Leases		(49,554)	(49,554)
	$34,192	$(49,554)	$ (15,362)

Cash Flows from Financing Activities
Capital stock issued	-	110,000	110,000
Convertible debentures	75,000		75,000
Advances from related parties	10,500		10,500
Subscriptions payable
Long term debt	-
	$85,500	$110,000	195,000
Increase (decrease) in cash from continuing operations	71,058	-	71,058
Cash, beginning of the year	-
Cash, end of the period	$71,058	$-	-

Supplemental disclosure of non-cash transactions (Note 4)

The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency (Unaudited)

March 31, 2010

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Deficiency
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	100,000
Net Loss	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	10,000
Net Loss	-	-	-	-	(53,184)	(53,184)
Balance, June 30, 2009	5,000,000	5,000	105,000	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	342,139	-	-	364,192
Beneficial conversion feature	-	-	56,411	-	-	56,411
Stock based Compensation	-	-	-	88,309	-	88,309
Net Loss	-	-	-	-	(444,058)	(444,058)
Balance March 31, 2010	27,053,117	27,054	503,550	88,309	(498,392)	(120,520)

SEE ACCOMPANYING NOTES

1.

Basis of Presentation

AmMex Gold Mining Corp. changed its name to Wind Works Power Corp. (the “Company”) on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.

Effective January 31, 2010, the Company completed the acquisition of Zero Emissions People LLC. According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Zero Emissions People LLC for the net monetary assets of the Company accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated. The March 31, 2009 comparative figures are the March 31, 2009 financial statements of Zero Emissions People LLC.

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

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2010 and the consolidated results of operations and consolidated statements of cash flows for the period ended March 31, 2010. The results of operations for the three and nine months periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

	March 31 2010	June 30 2009
Deficit accumulated during the exploration stage	498,391	54,334
Working capital (deficiency)	(2,333,976)	6,112

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

Fair Value of Financial Instruments

The fair market value of the Company’s financial instruments comprising cash, accounts receivable, and accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.

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

Wind Farm Developmental Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company expenses all costs related to the maintenance and exploration of developmental wind farms in which it has secured rights prior to establishment of commercial feasibility.  To date, the Company has not established the commercial feasibility of its projects; therefore, all costs are being expensed.  Developmental wind farm acquisition costs are initially capitalized when incurred . The Company assesses the carrying cost for impairment under ASC 360-10  “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a wind farm property can be economically developed, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the project.  If developmental wind farm properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

2.

Significant Accounting Policies (Continued)

Income Taxes

The Company records income taxes in accordance with ASC 740, using the asset and liability method.  Pursuant to ASC 340 the company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future period and accordingly is offset by a valuation allowance. ASC 340 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would have been accrued and are classified as a component of income tax expense in the Consolidated Statements of Operations.

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with ASC 830. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Mexican pesos and Peruvian sols. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the Company’s wholly-owned subsidiary is the Mexican peso. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations.

Comprehensive Income

ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at March 31, 2010, the company had no elements of comprehensive income.

2.

Principal Accounting Policies (Continued)

Asset Retirement Obligation

The Company has adopted ASC 410-20, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted-risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company’s mineral exploration. Accordingly, no liability has been recorded.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

2.

Principal Accounting Policies (Continued)

Stock Based Compensation

The Company has adopted the provisions of ASC 718, “Share-Based Payment” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820, "Fair Value Measurement" ("ASC 820"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings.

This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. ASC 820 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal period beginning on July 1, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities

On July 1, 2008, the Company adopted ASC 820 as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued ASC 845. ASC 845 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of ASC 845 are effective for the Company’s fiscal year beginning July 1, 2009.

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 820. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820  are described below:

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

3.

Recent Accounting Pronouncements:

(i)

Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “Business Combinations” (“ASC 805”).  ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on July 1, 2009. This standard will change the accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued ASC 810, “No controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“ASC 810”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 810 is effective for fiscal periods beginning after December 15, 2008.  The Company has adopted ASC 810 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(ii)

ASC 815

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on July 1, 2009. Adoption of this standard

3.

Recent Accounting Pronouncements: (Continued)

did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(iii)   ASC 460

In May 2008, the FASB issued ASC 460, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." (“ASC 460”)  requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 460 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.

The Company adopted ASC 460 on July 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial condition or results of operation.

(iv) ASC 855

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards for accounting for, and disclosures of, events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855on July 1, 2009. Adoption of this standard did not have an impact on the Company's results of operations, financial position, or cash flows.

(v) ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact will have on its consolidated financial statements.

(vi) ASC 810

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810

3.

Recent Accounting Pronouncements: (Continued)

becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect ASC 810  to have a material impact on its financial statements.

(vii) ASC 105-10-05

In July 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-

10-05. All other accounting literature not included in the Codification is non-authoritative.

Management is currently evaluating the impact of the adoption of ASC 105-10-05 but does not expect the adoption of ASC 105-10-05 to impact the Company's results of operations, financial position, or cash flows.

(viii)

ASC 470-20

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

4.

Related Party Transactions

During the period ended March 31, 2010 the Company had a balance owing from a shareholder of $1,850 (2009 – nil) pertaining to funds held in trust.

During the period ended June 30, 2009, the Company had a balance owing from a shareholder of $13,850. This balance represents funds held in trust.

At March 31, 2010, the Company had a payable to related parties for shares granted of 1,400,000 common shares (2009 – nil) for services rendered, for total consideration of $1,316,000 (2009 – nil).

At March 31, 2010, the Company had a payable to a company related by way of directors in common of $225,000 (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project (Note 10).

At March 31, 2010, the Company had a payable to a company related by way of directors in common of $286,650(2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project (Note 10).

All transactions with related parties are made in the normal course of business and measured at carrying value.

5.

Non-Cash Transactions

There were no income taxes paid during 2010 or 2009. During the period ended March 31, 2010, the company entered into certain non-cash operating activities as follows:

6.

Fixed Assets

Cost Opening Balance	Accumulated Depreciation	Net Book Value at March 31, 2010	Net Book Value at June 30, 2009

$ 8 ,102	$ 4,136	$ 3,966	$ -

During the period ended March 31, 2010, total additions to property, plant and equipment were $ nil (2009- $ nil).  During the period ended March 31, 2010 the Company recorded depreciation of $230.

7.

Other short term loans

On November 25, 2009 the Company issued $992,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, November 30, 2010. The debt may be converted into shares of common stock at a conversion price of $0.70 per share. In conjunction with the debt, the Company also issued warrants to purchase 1,000,000 warrants with an exercise price of $1.00 per share that expire on November 30, 2011. The fair value of the warrants is $0.53 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $1.14 with a maturity date of 1 year and effective interest rate of .48%.

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 687,500 warrants with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of .96%.

Both debt issuances carry a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $659,356, which will be recorded against the convertible debt and offset to additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $207,910 for the nine months ended March 31, 2010.

8.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

The following share purchase warrants and agent compensation warrants were outstanding at March 31, 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	.85	150,000	2.76
Warrants	.85	150,000	4.76
Warrants	.85	100,000	2.76
Warrants	1.00	1,000,000	1.67
Warrants	.75	687,500	2.00
Outstanding and exercisable at March 31, 2010		2,087,500

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

	March 31, 2010	March 31, 2009
Risk free interest rate	0.48% - 0.96%	N/A
Expected life of warrants	1 year	N/A
Expected stock price volatility	110.8%	N/A
Expected dividend yield	0%	N/A

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

Changes in the Company’s stock options for the period ended March 31, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of Year	-	$ -
Cancelled	-	-
Issued	1,000,000	0.85
Balance, March 31, 2010	1,000,000	$ 0.85

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

	March 31, 2010	March 31, 2009
Risk free interest rate	0.60%	0.40%
Expected dividend yield	0%	0%
Expected stock price volatility	106.1%%	110%
Expected life of options	1 year	2 to 5 years

During the period ended March 31, 2010 the Company recognized stock based compensation expense in the amount of $ 84,838 (2009: nil).

10.

Acquisitions, Option Agreements and Power Contract Applications

On October 23, 2009 the Company announced it had signed an agreement to acquire a 70% controlling interest in Skyway 126 Wind Energy Inc. in exchange for two million restricted shares of Wind Works’ common stock.  Skyway 126 is a 10 megawatt (MW) project located in Grey-Highlands Township, Ontario, Canada.

On October 28, 2009 the Company announced it had signed a share exchange agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People (“ZEP”), which includes 10 wind energy development projects totaling 375 megawatts (MW).  As consideration, the Company will issue thirty-one million shares of its common stock pursuant to the following schedule (Note 13):

10.Acquisitions, Option Agreements and Power Contract Applications (Continued)

- 5,000,000 shares of common stock on January 15, 2010

- 9,000,000 shares of common stock on August 15, 2010

- 9,000,000 shares of common shares on August 15, 2011

- 8,000,000 shares of common shares on August 15, 2012

The acquisition by Wind Works of Zero Emissions People is deemed to be a reverse acquisition. Wind Works (the legal acquirer) is considered the accounting acquiree and Zero Emissions People (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity are in substance be those of Zero Emissions People, with the assets and liabilities, and revenues and expenses of Wind Works being included effective from the date of consummation of Share Exchange Transaction. Wind Works is deemed to be a continuation of business of Zero Emissions People. The outstanding common stock of Wind Works prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized.

On November 5, 2009 the Company announced it had signed an agreement to acquire an additional 50% interest in the Settlers Landing Wind Park to give it a 100% interest in the project.  As part of the acquisition of Zero Emission People, announced October 28, 2009, the Company acquired an initial 50% interest in Settlers Landing, a 10 megawatt wind energy project located near Pontypool, in Ontario, Canada. The agreement calls for the issuance of 300,000 restricted common shares of the Company’s stock, and the payment in cash of $450,000, the latter subject to milestones. The affect of payment is as follows:

Milestone 1:

The payment of $225,000 upon the earlier of: within 30 days of award of FIT/power contract or latest July 30, 2010 (Note 4).

Milestone 2:

The payment of $225,000 within 90 days upon award of a FIT/power contract.

As at March 31, 2010, the restricted common shares have not yet been issued nor the cash payment been made.

On November 9, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium. In consideration for the 100% interest, Wind Works will make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On Feb. 10, 2010 the option was extended and payments deferred to June 1, 2010.

On November 11, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary. In consideration for the 100% interest, the Company will make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On Feb. 10, 2010 the option was extended and payments deferred to June 1, 2010.

On November 27, 2009 the Company signed an agreement whereby it  acquired a 50% interest in another 6 wind energy projects totaling 80 megawatts (MW) located in Ontario, with an option to increase its interests to 100%. All 6 projects submitted power contract applications on November 30th under the new Feed-in Tariff program of the Ontario Power Authority. The agreement calls for the issuance of 1,200,000 restricted common shares of the Company’s stock, and payment in cash of $300,000 CDN on April 30, 2010 (Note 3). The restricted common shares have not yet been issued and the cash payment has not yet been made.

On February 3, 2010 the Company announced that it had successfully closed the acquisition of Zero Emissions People effective Jan. 31, 2010.  On January 31, 2010, in an addendum to the share exchange agreement between the Company and Zero Emission People LLC, it was agreed that any provisions in regards to considerations in shares made in the joint venture agreement and option agreements entered into on September 18, 2009 will be superseded by the share exchange agreement of October 28, 2009.  Both parties further acknowledged that any amount of shares issued by the Company as consideration as per provisions contained in any of the previous agreements shall be subtracted from the overall amount of shares due under the share exchange agreement if such a previous issuance does concern a project that is part of both the agreement under which the shares were issued previously and the share exchange agreement.

11.

Contingencies

The Company has a contingent liability of $100,000 CAD due thirty days upon signing a Feed-In Tariff contract with Ontario Power Authority pertaining to its Grey-Highlands wind energy project. The amount is payable to a company that originally owned the Grey-Highlands property operating lease agreement.

The Company may be required to make additional lease payments based on (a) the number of meteorological towers and/or (b) megawatt of turbine installed on its land leases. The contingent payments are not determinable at this time.

The Company has royalty payments contingent on gross revenue from the sale of units of electricity sold pertaining to its land leases. Total contingent payments required to be made under this agreement are not determinable at this time.

12.

Commitments

The following are expected lease payments regarding the Company’s operating land leases:

2010	$ 84,698
2011	$ 69,348
2012	$ 32,937
2013	$ 8,923
2014	$ 5,961
There after	$ 118,720

13.

Subsequent events

On April 1, 2010 the Company signed an exclusive option agreement to purchase a 100MW wind energy project by June 1, 2010 in exchange for 250,000 restricted shares.

On April 1, 2010 the Company signed an addendum to the Nov. 6, 2009 agreement deferring the $450,000 payment for 50% of Settler’s Landing to June 30, 2010.

On April 1, 2010 the Company signed an addendum to the Nov. 27, 2009 agreement deferring the $300,000 payment for 50% of the six wind energy projects to June 30,2010.

On April 13, 2010 the Company announced it had been offered seven power purchase agreements totaling 80 MW by the Ontario Power Authority.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Our business strategy is to pursue opportunities in the alternative energy field with a particular emphasis on wind energy. We intend to develop wind farms  We will assemble land packages (“Wind Farms”), secure requisite environmental permitting, provide wind testing for a one year period  by erecting towers to measure wind speed.  Subject to favorable wind testing results, we will then apply for a power contract for the number of megawatts (MW) that our land position will allow. Once we secure power contracts,  we believe that we will be able to lease or sell the Wind Farms to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

We are no longer pursuing mining activities.

In order to implement our  new business plan, on January 31, 2010,  we acquired all of the outstanding equity interests in Zero Emission People LLC  (“Zero Emission”) an entity controlled by Ingo Stuckmann, our recently appointed chief executive officer.   We also appointed  new officers and directors.

 Zero Emission owns equity interests in wind energy projects in Canada and the United States.  Through its years of experience, we hope to capitalize on the expertise and strategic alliances that Zero Emissions has forged to date.

The development of a wind farm involves many steps and can take years before coming to fruition.  Development in this context means the securing and maintenance of land sites for the proposed turbine locations by ways and according to the terms of the respective land lease or easement agreements, planning and conducting of all necessary environmental studies  such as environmental screenings, noise assessments, visual assessments and avian and floral assessments assemblance  which is  required for the Environmental approval.   Environmental approval is necessary to obtain  building permit for the wind farms. Further  development encompasses liaison with various Aboriginal and First Nations groups as well as consultations with provincial and federal agencies in order to obtain any permits that may be required for any such project.

In addition to  environmental approval and consultations we have to engage in the planning and commissioning of all technical reports and engineering drawings and layouts of the planned projects in regards to the construction of the actual wind farm and any auxiliary structures such as transmission lines that are necessary to operate the wind farm. Wind energy engineers must prepare a three stage site implementation program

The first stage of the program involves locating the ideal placement for the wind turbines and determining which type of wind turbine can provide the optimal results for the wind farms.  The second stage of the program involves building access roads to the property and constructing transmission lines which can be connected to the power grid.  The final stage of the site  implementation program is determining the final yield assessment which occurs after a power purchase agreement is signed with a local utility.

After we have secured the required licensing, and paid any required fees  we intend to secure power contracts with local utilities.    At this time, we do not intend to become a wind energy producer.  Rather, we will develop the wind park for sale to wind energy producers.   Our business model is to assemble a land package, secure regulatory approval,  provide  engineering studies,  build the required infrastructure and finally enter into power purchase agreements with local utilities.  When we sell our wind farms, we will be offering buyers a complete turnkey package.  Purchasers will be required to purchase the wind turbines.  Following the installation of the wind turbines, purchasers will then be able to sell wind power electricity pursuant to the terms and conditions of the power purchase agreements.

Following is a brief description of the Company’s wind projects.

1.

Grey Highlands Wind Park: WWPC holds 100% interest the Grey Highlands Project. The Grey Highlands Wind Park project is a 10 MW* project 25kms south of Georgian Bay, Ontario, Canada which is an area that benefits from the westerly winds crossing from Lake Huron.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 meter hub height, modeled meaning a finding based on data as per the Canadian Wind Atlas for that area . The project area has been secured by the execution of option and surface lease agreements with various landowners. Environmental studies are near completion.

2.

Snowy Ridge Wind Park: WWPC holds a 100% interest in the Snowy Ridge Project. Snowy Ridge Wind Park Project is a 10 MW project in the vicinity of the village of Bethany, Ontario.  The project has been developed in an area of high elevation that can optimize the wind resources to their maximum.   Annual mean wind speeds are modeled at over 6.7 metres per second at an 80 metre hub height.  The project area has been secured by the execution of option to a lease and easement agreement with various land owners.

3.

Grand Prairie Wind Park: WWPC holds a 100% in the Grand Prairie Project . The Grand Prairie Wind Park project is a 75 MW project located in the state of Illinois.  This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 7 meters per second at a 100 m hub height.

4.

Baker Wind Park: WWPC holds 90% interest in the Baker Wind Project. The Baker Wind Park project, a 200MW project located in the state of Montana.   This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 8 meters per second at an 80 m hub height.

5.

Polar Bear Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in the Polar Bear Project. The Polar Bear Project is a 20MW project located in Ontario, Canada. Annual mean wind speeds are modelled at over 8 meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Environmental studies are near completion.

6.

Pleasant Bay Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in the Pleasant Bay Project. The Pleasant Bay Project is a 20MW project located in an area just north of the shores of Lake Ontario that has one of the best wind regimes in Ontario. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Annual mean wind speeds are modeled at over 8.0 meters per second at an 80 m hub height.  Environmental studies are near completion.

7.

Settlers Landing Wind Park: WWPC holds a100% interest in the Settlers Landing Project. The Settlers Landing Project is a 10MW project located near Pontypool, Ontario, Canada. This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6.8 meters per second at an 80 m hub height.

8.

Zorra Festival Wind Park: WWPC holds a 50% interest in the Zorra Wind Park Project . The Zorra Wind Park Project is a 10MW project located northwest of Woodstock, Ontario, Canada. Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements  with various landowners.

9.

Clean Breeze Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in the Clean Breeze Wind Park Project . The Clean Breeze Wind Park is a 10MW project located in Ontario, Canada in the Northumberland Hills. This project has been developed only 5kms from the north shore of Lake Ontario in an area of high elevation that can optimize the wind resources to a maximum. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion.

10.

Whispering Woods Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in the Whispering Woods . The Whispering Woods Wind Park Project is a 10MW project located near Millbrook, Ontario, Canada. Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Environmental studies are near completion.

11.

Ganaraska Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in  the Ganaraska Project. The Ganaraska Wind Park project is a 20MW project located near Kirby, Ontario, Canada. Annual mean wind speeds are modelled at over 6,5 meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.

12.

Stonetown Wind Park: 50% interest (with an option to increase to 100%) in the Stonetown Wind Project. The Stonetown Wind  Park project is a 10MW project located near St. Mary, Ontario. Annual mean wind speeds are modeled at over 6,7 meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners. Environmental studies are near completion.

13.

Lakeside Breezes Wind Park: WWPC holds a 50% interest in two 10MW projects located near Iona Station, Ontario, Canada. This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6,5  meters per second at an 80 m hub height. The project area has been secured by the execution of option and surface lease agreements with various landowners. The project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.

14.

Pioneer Wind Park: WWPC holds a 50% interest (with an option to increase to 100%) in a 10MW project located near Iona Station, Ontario, Canada. Annual mean wind speeds are modeled at over 6,5  meters per second at an 80 m hub height. The project area has been secured by the execution of option and surface lease agreements with various landowners.

15.

Beaconsfield Wind Park: 50% interest (with an option to increase to 100%) in a 10MW project located in Ontario, Canada. Annual mean wind speeds are measured at over 6,7  meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners  Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.

16.

Cloudy Ridge Skyway 126 Wind Park: WWPC holds a 70% interest in a 10 MW project located in Grey Highlands, Ontario, Canada. Annual mean wind speeds are measured at over 6,5  meters per second at an 80 m hub height. The project area has been secured by the execution of option for wind farm easement agreements with various landowners  Environmental studies are near completion and the project is eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.

We have submitted  Fee-In-Tariff (“FIT”) Power Purchase Contracts fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term for each of our wind parks located in Ontario, Canada.

On April 8, 2010 we were notified by the Ontario Power Authority that Grey Highlands, Snowy Ridge, Settlers Landing, Clean Breeze, Whispering Winds, Ganaraska, Cloudy Ridge and Skyway 126 will be offered a FIT contract.

On April 26, 2010 we received the formal offers for FIT contracts from the Ontario Power Authority for the projects described above.

On May 3, 2010 we executed on all agreements for FIT contracts from the Ontario Power Authority for the projects described above.

Also on April 8, 2010, we were notified by the Ontario Power Authority that Polar Bear, Pleasant Bay, Zorra Festival, Stonetown, Lakeside Breeze, Pioneer and Beaconsfield will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

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

Wind development determines the MW capacity of a project.  Generally, MW for  projects are decided as follows: Generally, the location (land) where the wind farm is located allows for a certain number of turbines to be fitted on to the projects land due to setbacks from houses roads and other buildings or infrastructure  items. Also turbines create a noise parameter which circles out a portion of the land and which parameter has to be fitted in with the setbacks towards any structure. (generally in Ontario at least 550m from a house - most ordinances prohibit more than 45 decibels in an inhabited structure at any time). Wind turbines have a nameplate capacity of generally 1.5-2.5 MW.  By using the land and the turbine model you create a layout which is used to determine whether these turbines fit within the layout and how many turbine sites must be secured under an easement agreement.

Proposed Financing:

We have signed an Investment Agreement with Kodiak Capital Group, Inc. (“Kodiak”).  Kodiak has committed to purchase up to $10,000,000 (the "Facility") of our Common Stock over the course of 36 months ("Facility Period"), after a registration statement has been declared effective by the SEC (the "Effective Date"). We have filed a registration statement to register up to $3 million of shares of our common stock.  The registration statement has not been declared effective.  Since we will only register $3million of our common stock we will not be able to draw down on the entire dollar amount of the equity credit line without filing either an amendment to this registration statement or a new registration statement for additional shares of common stock.

The amount that we will be entitled to request from each of the purchase "Puts", shall be equal to either (1) $1,000,000or (2) 200% of the average daily volume (U.S market only) ("ADV") of our Common Stock for the three trading days prior to the "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date.   The Pricing Period shall be the five (5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The Put Date shall be the date that the Investor receives a Put Notice of draw down by us of a portion of the Facility. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we shall not be entitled to deliver another Put Notice  Kodiak has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.

As we draw down on the Equity Line of Credit, shares of our common stock will be sold into the market by Kodiak.  The sale of these additional shares could cause our stock price to decline. In turn, if the share price declines and we issue more puts, more shares will come into the market, which could cause a further drop in the stock price.  You should be aware that there is an inverse relationship between the market price of our common stock and the number of shares to be issued under the Equity Line of Credit.  If our stock price declines, we will be required to issue a greater number of shares under the Equity Line of Credit.  We have no obligation to utilize the full amount available under the Equity Line of Credit.

In connection with the execution of the Investment Agreement, we issued 75,000 shares of our common stock and paid Kodiak a commitment of $10,000.  We will also be obligated to pay Kodiak  2.5% of the Facility Amount, whereby the total Commitment Fee of $250,000 is payable half on the first draw-down and the balance on the earlier of the second draw-down or six months from execution of the Term Sheet (December 19, 2009).

Financial Statements

On January 31, 2010 we acquired all of the outstanding equity interests in Zero Emissions. We have treated this transaction as a reverse merger with by Zero Emissions, as the former shareholders of Zero Emissions now own a majority of the Company’s issued and outstanding shares of common stock.   As a result of the foregoing transaction, the acquisition is considered to be a capital transaction in substance, rather than a business combination.

Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated and the financial statements presented are those of Zero Emissions.  Wind Works is deemed to be a continuation of the business of Zero Emissions.

As a result of the foregoing transaction with Zero Emission, it will be very difficult for you to assess the prior operations of Wind Works with the information presented herein.

Comparison of Operating Results for the Nine Months ended March 31, 2010 and 2009 and from May 2008  (“Inception”) to March 31, 2010.

Revenues

Since Inception we have not earned any revenues of any kind or nature.

Operating Expenses

For the three and nine months ended March 31, 2010 our operating expenses totaled $397,788 and $444,058.  We had limited operations for the comparable periods in 2009 and as a result our operating expenses were $1,971 and $3,121 respectively.  Total operating expenses since inception were $498,391.

Our largest expense for the three and nine months ended March 31, 2010 were interest and service fees totaling $186,345 and $188,401.  Interest and service charges in 2009 were negligible.  The interest and service charges were primarily attributable to the issuance of our convertible debt and warrants.  Other fees and costs incurred for the three and nine months ended March 31, 2010 were professional fees totaling $47,474, stock based compensation totaling $186,345, project development costs totaling $40,384 and consulting fees totaling $29,661.

All other line item expenses that we incurred for the quarter ended March 31, 2010 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2010 totaled $(397,788) and $(444,058).  Net loss for the comparable period in 2009 were $(1,971) and $(3,121) which  reflect the company’s limited operations.

Net Loss per share for the three and nine months ended March 31, 2010 and 2009 was $(0.01) and $(0.02) as compared to $(0.01) for the three and nine months ended March 31, 2009.

We will require additional capital to fully implement our business plan.  Our sources of potential capital include our $10 million equity credit line with Kodiak and the exercise any outstanding options.  There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses, in which case an investor could lose their entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2010 we had cash and cash equivalents totaling $71,058 and prepaid expenses totaling $4,404.  Our total current assets were $79,810.  Total current assets at June 30, 2009 were $13,850 consisting primarily of a shareholder receivable.

Our fixed assets (inclusive of our wind projects) at March 31, 2010 totaled $2,409,118.  We had no capitalized costs with respect to wind projects at June 30, 2009.  Total assets at March 31, 2010 were $2,534,308 as compared to $63,404 at June 30, 2009.

Our current liabilities at March 31, 2010 totaled $2,413,786 consisting of accounts payable totaling $2,052,616 and short term loans totaling $361,170   as compared to total current liabilities of $7,738 at June 30, 2009.

 We have a working capital deficit   at March 31, 2010 (current assets less current liabilities) of $2,333,976 as compared to a working capital surplus of $6,112 at June 30, 2009.   Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to implement our business plan. If we are unable to pay our liabilities as they become due, and our creditors are not willing to defer payments, we may be required to secure protection from creditor claims.

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

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 1A.  RISK FACTORS

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The following risk factors were not identified in our annual report for the period ended June 30, 2010and reflect risks that are directly related to our acquisition of Zero Emission People and the Company’s new business operations.

It is unlikely that we will be able to sustain profitability in the future.

We have incurred significant losses to date and there can be no assurance that we will be able to reverse this trend. We have a working capital deficit.  In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated  growth.  As a result, we do not expect to generate profits in 2010 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital.  We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We expect our operating losses to continue.

We expect to incur increased operating expenses during fiscal year 2010 and 2011. The amount of net losses and the time required for us to reach and sustain profitability is uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that we  will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

Risks and uncertainties can impact our growth.

There are several risks and uncertainties, including those relating to our ability to raise money and grow our business and potential difficulties in integrating new acquisitions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company’s limited operating history in wind energy, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in federal, prvincial or state laws and conditions of equity markets.

Our future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside of our control.   of the Company. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

We must submit a competitive bid with respect to the wind power contracts.

 We have and will be continue to  submit applications or bids for wind power contracts to various utilities.  If we secure the contracts and have not accurately calculated the return on investment or the costs to generate the wind energy,  we will not maximize the value of the power contracts.  If potential buyers of our wind parks do not believe that the power contracts are not economically viable or represent minimum profitability, we will not be able to sell these wind farms or if we sell these wind parks,  we will not be able to generate the revenues we expect.

Our acquisitions were not negotiated at arm’s length.

The acquisition of Zero Emission and other projects in which we have an interest were not transactions negotiated at arm’s length.  While we believe that the consideration paid for the acquisitions or investment opportunities, is equivalent to the consideration that would be paid to a third party,  there can be no assurance that in fact we paid fair market value for the acquisitions.   We did not retain an independent analyst to determine the value of any of these acquisitions.

Our Independent Registered Public Accounting Firm has issued a going concern opinion.

Due to our operating losses and deficits, our independent registered public accounting firm in their financial statements have raised substantial doubts about our ability to continue as a going concern.  If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

We will need to raise additional capital.

The commercial exploitation of wind power technology will require additional capital.  The development of the wind farm projects will require significant capital infusion.  There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition and you will lose your investment.

There are a small number of wind turbine manufacturers, and increased demand may lead to difficulty in obtaining wind turbines and related components at affordable prices or in a timely manner.

There are only a small number of companies that have the expertise and access to the necessary components to build multi-megawatt class wind turbines. The rapid growth in the aggregate worldwide wind energy industry has created significantly increased demand for wind turbines and their related components that is currently not being adequately satisfied by suppliers. Wind turbine suppliers have had significant supply backlogs in the past, which tend to drive up prices and delay the delivery of ordered wind turbines and components.   If this continues, our wind farms will become less attractive.

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

 The effect of probable governmental regulation on the business domestically and in foreign countries may adversely affect our operations.

As we expand our efforts to develop our business, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal, state and provincial restrictions could impact the success of our efforts.

Our new business operations and services may become established in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

At this time no regulatory or additional regulatory approvals are necessary and, to the best knowledge of the officers, we have complied with all laws, rules and regulations.

Insufficient transmission capacity might prevent our Ontario projects from realization.

A majority of our projects are located in Ontario, Canada.  We have applied for 15 Feed-In-Tariff contracts( FIT contracts) to the Ontario Power Authority.  On April 8th 2010, we were notified that we are being awarded a total of  7 FIT contracts. Even though we have been awarded a FIT contract, there may not be sufficient transmission capabilities to  connect the project.   In the alternative,  if we move forward with the project,  we will incur significant costs  in improving transmission capacity and by devoting these resources to this project,  our other projects and business plan may be adversely affected.  The remainder of our FIT applications, a total of 8 projects, have been placed into the Economic Testing Round as a result of limited connection capacity at the point of interconnection proposed in the application to the Ontario Power Authority.

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

The amount of electricity generated by a wind farm depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind farm may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind farm can deliver to the network. These matters could adversely impact the value of our wind farms.

The wind energy industry is extensively regulated and changes in or new regulations or delays in regulatory approval could hurt our business development.

Developing our wind farms will be subject to extensive energy and environmental regulation by federal, provincial, state and local authorities. Delay in obtaining, or failure to obtain and maintain in full force and effect, any of the regulatory approvals we need to develop our wind farms, or delay or failure to satisfy any applicable regulatory requirements, could prevent us from fully implementing our business strategy.

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

There is an absence of historical price data that you can use to assess the likelihood that we will be able to recoup the costs of developing the wind parks.  In addition, factors beyond our control may impact our operations including:

▪	a decrease in prices of other sources of electricity, which would make electricity prices from those other sources more competitive with our wind-powered electricity generating stations,

▪

additional supplies of electric energy becoming available from our current competitors or new market entrants, including the development of new generation facilities that may be able to produce energy less expensively than our wind-powered electricity generating stations,

▪	additional supplies of energy or energy-related services becoming available if there is an increase in physical transmission capacity into the power pool,

▪	the extended operation of nuclear generating plants located in adjacent markets or the resumption of generation by nuclear facilities that are currently out of service,

▪	weather conditions prevailing in the province of Ontario where the wind power will be generated initially,

▪	the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs, and

▪	our ability to negotiate successfully and enter into advantageous contracts for sales of our electric energy.

If we cannot satisfy our debt obligations, we may lose several of our projects.

In connections with a recent financing, investors were granted  security interests in nine of our Ontario projects (the “Secured Projects”).  If we cannot satisfy the terms and conditions of the financing agreements, investors could foreclose on these security interests in which case we would lose these Secured Projects.

Security interests in our Projects may restrict our ability to sell or develop the Projects.

The Secured Projects  are covered by a blanket security interest.  If we wish to sell any of these Projects,  our creditors may not release the security interest without payment in full  of the outstanding obligations.   Similarly,   financing on any of these projects will be difficult and/or more costly as lenders will not have a first lien on the Projects.

We may not be able to secure releases for all secured lenders.

We have granted security interests to multiple lenders.  Any lender may refuse to execute a release on any of the Secured Projects even if agreed to by other secured lenders.   In such case, our ability to sell or secure financing will be limited

RISKS RELATED TO OUR EQUITY CREDIT LINE

If our registration statement is not declared effective by the Securities and Exchange Commission,  we will not be able to utilize our equity credit  line .

Kodiak has committed to fund us with up to $10 million subject to the Securities and Exchange Commission declaring the effectiveness of the registration statement that we have submitted.  If we are not successful in having the registration statement declared effective or,  it takes the Company more time than anticipated,  funding for projects will be delayed and we may miss deadlines established by governmental agencies.

A decline in the price of our common stock will require us to issue a significantly larger number of shares of our common stock.

The number of shares that Kodiak will receive under its agreement with us is calculated based upon the market price of our common stock prevailing at the time of each "put" - the lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that Kodiak will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

Short sales of our common stock could result in further price declines.

The sale of our stock under the Kodiak agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.  This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock or if we have not performed in such a manner to show that the equity funds raised will be used by us to grow. Such an event could place further downward pressure on the price of our common stock. Even if we use the proceeds under the agreement to increase our revenues and / or invest in assets, which are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable pursuant to the Investment Agreement will increase, which will materially dilute existing stockholders' equity and voting rights.

Kodiak will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Kodiak pursuant to the Investment Agreement will be purchased at a five percent discount to the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our election to put shares pursuant to the Investment Agreement.  Kodiak has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Kodiak sells the shares, the price of our common stock could decrease.  If our stock price decreases, Kodiak may have a further incentive to sell the shares of our common stock that it holds.

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended March 31, 2010 we issued a total of 110,700 shares of our common stock in consideration for services rendered and an additional 75,000 shares of our common stock in connection with our Investment Agreement with Kodiak.   We issued 3.1 million shares for services rendered.   We also issued $1,275,000 (CAD) of our convertible debt and 1,962,500 of our warrants exercisable at various strike prices.

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

None.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit No.

Description

-----------

-----------

3.1.**

Certificate of Incorporation

3.2.**

Certificate of Amendment to Certificate of Incorporation

3.3.**

Bylaws

3.4**

Form of Convertible Debenture

3.5**

Form of Warrant

3.6**

Form of Option

10.1**

Investment Agreement with Kodiak Capital Group, Inc.

10.2**

Registration Rights Agreement with Kodiak Capital Group, Inc.

10.3**

Share Exchange Agreement between Wind Works Power Corp. and Zero Emission People, LLC

10.4**

Addendum to Share Exchange Agreement with Zero Emission

10.5**

Joint Venture Agreement with Sunbeam, LLC

10.6**

Share Exchange Agreement with Skyway 126 Inc.

14**

Code of Business Conduct and Ethics

21**

Subsidiaries of Registrant

31.1*

       Section 302 Certification of the Principal Executive Officer *

31.2 *                       Section 302 Certification of the Principal Financial Officer *

32.1 *                       Section 906 Certification of Principal Executive Officer *

32.2 *

       Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Wind Works Power Corp.

Date:   May 17, 2010

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  May 17, 2010

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer