Form 10-K
period 2010-06-30
Wind Works Power Corp.
filed 2010-10-13
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2010
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on December 31, 2009 was approximately $4,523,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Wind Works Power Corp.  (“Wind Works” “we”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned wind parks and projects and any other statements about Wind Works’  future expectations, beliefs, goals, plans or prospects constitute forward-looking statements.  You should also see our risk factors.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements.  Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could  differ materially from those indicated in the forward-looking statements.

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

TABLE  OF CONTENTS

PART I

Item 1.                                                                                                                                                           Page

Business.

 Item 1A.

Risk Factors

Item 1B.

Unresolved Staff Comments

Item 2.

Properties.

Item  3.

Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

PART II

Item 5.

                     Market for Registrant’s Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities.

Item 6.

Selected Financial Data.

Item 7.

                    Management’s Discussion and Analysis of Financial Condition and
                    Results of Operations.

Item  7A

                   Quantitative and Qualitative Disclosures About Market Risk.

Item 8.

                   Financial Statements and Supplementary Data.

Item 9.

                   Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure.

Item 9A.

Controls and Procedures.

Item 9B.

Other Information.

PART III

Item 10

Directors, Executive Officers and Corporate Governance.

1tem 11.

Executive Compensation.

1tem 12.

                        Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Item 14.

Principal Accountant Fees and Services.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Item 1.

Description of Business.

Background

BUSINESS

               The Company is no longer pursuing mining activities in North America.

TheCompany's new business strategy is to pursue opportunities in the alternative energy field with a particular emphasis on wind energy.   The Company intends to develop wind parks   It will assemble land packages (“Wind Parks”), secure requisite environmental permitting, provide wind testing  by erecting towers to measure wind speed.  Subject to favorable wind testing results, it will then apply for a power contract for the number of megawatts (MW) that the project will allow. Once it secures power contracts, management believes that it will be able to lease or sell the wind parks to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

The development of a wind park involves many steps and can take years before coming to fruition.   In order to implement this program we will have to secure and maintain land sites for turbine locations.  We will need to negotiate terms for land lease or easement agreements, plan and conduct  necessary environmental studies  such as environmental screenings, noise assessments, visual assessments and avian and floral assessments.   All of these studies are required for environmental approval.   Environmental approval is necessary to obtain building permits for the wind parks. Further development encompasses liaison with various Aboriginal and First Nations groups as well as consultations with provincial and federal agencies in order to obtain any permits that may be required for any  project.

In addition to environmental approvals and consultations the Company has to plan  and commission technical reports and engineering drawings and layouts in regards to the construction of the actual wind park and any auxiliary structures such as transmission lines that are necessary to operate the wind park.

Wind energy engineers must prepare a three stage site implementation program.  The first stage of the program involves locating the ideal placement for the wind turbines and determining which type of wind turbine can provide the optimal results for the wind parks.  The second stage of the program involves building access roads to the property and constructing transmission lines which can be connected to the power grid.  The final stage of the site implementation program is determining the final yield assessment which occurs after a power purchase agreement is signed with a local utility.

After the Company has secured the required licensing and paid any required fees it intends to secure power contracts with local utilities.    At this time, it does not intend to become a wind energy producer.  Rather, it will develop the wind park for sale to wind energy producers.   The Company's business model is to assemble a land package, secure regulatory approval, provide  engineering studies,  build the required infrastructure and finally enter into power purchase agreements with local utilities.  When it sells wind parks, it will be offering buyers a complete turnkey package.  Purchasers will be required to purchase the wind turbines.  Following the installation of the wind turbines, purchasers will then be able to sell wind power electricity pursuant to the terms and conditions of the power purchase agreements.

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

Wind development determines the MW capacity of a project.  Generally, MW for  projects are decided as follows: The location (land) where the wind park is located allows for a certain number of turbines to be fitted on to the projects land due to setbacks from houses roads and other buildings or infrastructure  items. Also turbines create a noise parameter which circles out a portion of the land and which parameter has to be fitted in with the setbacks towards any structure. (For example,  in Ontario, Canada where several of our projects are located,  at least 550 meters from any house is required.   Most ordinances prohibit more than 45 decibels in an inhabited structure at any time). Wind turbines have a nameplate capacity of generally 1.5-2.5 MW.  By using the land and the turbine model  a layout model  is used to determine whether these turbines fit within the layout and how many turbine sites must be secured under an easement agreement.

 Growth in Wind Energy

The growth in wind energy will likely continue due to a number of key factors, including:

▪	Increases in electricity demand coupled with the rising cost of fossil fuels used for conventional energy generation resulting in increases in electricity prices;

▪	Heightened environmental concerns, creating legislative and popular support to reduce carbon dioxide and other greenhouse gases;

▪	Regulatory mandates as well as government tax incentives.

▪	Improvements in wind energy technology;

▪	Increasing obstacles for the construction of conventional fuel plants; and

▪	Abundant wind resources in attractive energy markets.

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

▪

According to the Danish Wind Industry Association and the U.S. Department of Energy, individual turbine capacity has increased dramatically over the last 25 years, with 30 kW machines that operated in 1980 giving way to the 1.5 MW machines that are standard today;

▪

Wind park performance has improved significantly, according to the U.S. Department of Energy, s turbines installed in 2004 through 2006 averaged a 33%-35% net capacity factor (the ratio of the actual output over a period of time and the output if the wind park had operated at full capacity over that time period) as compared to the 22% net capacity factor realized by turbines installed prior to 1998.

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

Tornados, lightning strikes, floods, severe storms, wildfires or other exceptional weather conditions or natural disasters could damage wind energy projects and related facilities and decrease production levels. These events could have a material adverse effect on the operations of any wind park.

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

Feed-inTariffs

The Feed-in Tariff (FIT) contract program is part of the new Green Energy Act in Ontario, Canada.   The FIT  program  offers a power contract with a guaranteed rate of C$135.00/MWh over a 20-year term to qualified wind energy projects. The Ontario Power Authority (OPA) initial launch period deadline for FIT applications was November 30, 2009.  This first launch period was designed for projects that were being developed under the Renewable Energy Standard Offer Program (RESOP) and are therefore further advanced.  Criteria of earlier commercial operation dates are one such factor in obtaining priority access to transmission availability.  To be awarded a Power Purchase Agreement (PPA) under the FIT rules, the application has to be submitted in accordance with strict regulations which can be accessed in details via the OPA website at www.powerauthority.on.ca/.

Corporate Acquisitions:

Zero Emission People:

In September 2009, the Company entered into a joint venture agreement and option agreement with   Zero Emission People LLC, (“ZEP”) an entity controlled by Ingo Stuckmann, our chief executive officer.  The Joint Venture Agreement provided for ZEP to contribute to the Joint Venture two wind energy projects of 10MW each, both located in Ontario, Canada.  In consideration for the contribution of the wind energy projects to the Joint Venture, the Company issued 1.5 million shares of our restricted common stock.   In addition it entered into an option agreement with ZEP.   The option granted the Company the exclusive right to purchase up to a 100% interest in a minimum of 400 MW of wind energy projects in Canada, the United States and Europe.  In consideration for the grant of the option, the Company issued  an  additional 3.5 million shares of its restricted common stock.

After further evaluation of the Zero Emission assets, the board of directors authorized the execution of a share exchange agreement with ZEP which provides in part for Wind Works to acquire all of the issued and outstanding equity interest of Zero Emission People LLC in consideration for the issuance of a total of 31 million shares of our common stock.  The shares will be issued pursuant to the following schedule:

▪

5,000,000 shares of common stock on January 15, 2010

▪

9,000,000 shares of common stock on August 15, 2010

 ▪

9,000,000 shares of common stock on August 15, 2011

▪

8,000,000 shares of common stock on August 15, 2012

The transaction closed on January 31, 2010.

Any shares of common stock or common stock options issued pursuant to the joint venture agreement have been credited against the purchase price paid for the acquisition of Zero Emission People LLC.

The following is a brief description of the Company’s wind projects acquired from ZEP and their current status:

1.     Grey Highlands Wind Park: The Company holds 100% interest the Grey Highlands Project. The Grey Highlands Wind Park project is a 10 MW project 25kms south of Georgian Bay, Ontario, Canada which is an area that benefits from the westerly winds crossing from Lake Huron.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 meter hub height, modeled meaning a finding based on data as per the Canadian Wind Atlas for that area. The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion. On November 29, 2009 the company submitted an application for an FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term. The Company was notified on April 8, 2010 that the Grey Highlands project has been  awarded a FIT contract by the Ontario Power Authority.  The FIT contract  was executed  May 3, 2010.

2.     Snowy Ridge Wind Park: The Company holds a 100% interest in the Snowy Ridge Project.  The Snowy Ridge Wind Park Project is a 10 MW project in the vicinity of the village of Bethany, Ontario.  The project has been developed in an area of high elevation that can optimize the wind resources to their maximum.   Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 meter hub height.  The project area has been secured by the execution of options to lease and easement agreements with various land owners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8, 2010 that the Snow Ridge project has been  awarded a FIT contract by the Ontario Power Authority.  The FIT contract was  executed  May 3, 2010.

3.     Grand Prairie Wind Park: WWPC holds a 100% interest in the Grand Prairie Project.  The Grand Prairie Wind Park project is a 75 MW project located in the state of Illinois.  This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 7 meters per second at a 100 m hub height.

a.

Interconnection: System Impact Study stage

b.

Land Acquisition: 3,000 acres secured

c.

Environmental Screening: preliminary data suggest no significant impact expected

d.

PPA: application pending system impact study

4.     Baker Wind Park: The Company holds a 90% interest in the Baker Wind Project. The Baker Wind Park project is a 200MW project located in the state of Montana.  This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are estimated at over 8 meters per second at an 80 m hub height.

a.

Interconnection: System Impact Study stage;

b.

Land Acquisition: 5,000 acres secured;

c.

Environmental Screening: preliminary data suggest no significant impact expected;

d.

PPA: application pending system impact study;

5.     Polar Bear Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Polar Bear Project. The Polar Bear Project is a 20MW project located in Ontario, Canada.  Annual mean wind speeds are modeled at over 7 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners. Environmental studies are near completion.  On November  29, 2009 the company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Polar Bear project will be undergoing Economic Connection Testing before a further decision on a FIT contract award can be made by the Ontario Power Authority.

6.     Pleasant Bay Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Pleasant Bay Project.  The Pleasant Bay Project is a 20MW project located in an area just north of Lake Ontario that has one of the best wind regimes in Ontario. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8, 2010 that the Pleasant Bay project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

7.     Settlers Landing Wind Park: The Company holds a100% interest in the Settlers Landing Project.  The Settlers Landing Project is a 10MW project located near Pontypool, Ontario, Canada.  This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6.8 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  WWPC was notified on April 8th, 2010 that the Settlers Landing project has been  awarded a FIT contract by the Ontario Power Authority.  The contract  was executed on May 3, 2010.

8.     Zorra Festival Wind Park: WWPC holds a 50% interest in the Zorra Wind Park Project. The Zorra Wind Park Project is a 10MW project located northwest of Woodstock, Ontario, Canada.  Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Zorra Festival project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

9.    Clean Breeze Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Clean Breeze Wind Park Project. The Clean Breeze Wind Park is a 10MW project located in Ontario, Canada in the Northumberland Hills. This project is 5kms from the north shore of Lake Ontario in an area of high elevation that optimizes wind resources. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion.   On November 29, 2009 the company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8th, 2010 that the Clean Breeze project has been  awarded a FIT contract by the Ontario Power Authority.  The contract was executed  May 3, 2010.

10.  Whispering Woods Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Whispering Woods Wind Park. The Whispering Woods Wind Park Project is a 10MW project located near Millbrook, Ontario, Canada.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners. Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Whispering Woods project has been awarded a FIT contract by the Ontario Power Authority.   The contract was  executed  May 3, 2010.

Skyway 126:

In  October 2009, we acquired a 70% equity ownership in Skyway 126 Wind Energy Inc., an Ontario corporation, in consideration for the issuance of 2 million shares of our  Common stock.   Skyway is the registered and beneficial owner of an existing 10 Megawatt wind energy project (Cloudy Ridge) under development in the Municipality of Grey-Highlands in the Province of Ontario, Canada.  Annual mean wind speeds are measured at over 6.5 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion and the project was eligible for a Feed-in Tariff application during the Ontario Power Authority launch period.  On November 29, 2009 the Company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MW that can be increased to C$145.00/MW under certain conditions (community or aboriginal price adder) over a 20-year term.  The Company was notified on April 8, 2010 that the Cloudy Ridge Skyway 126 project will be awarded a FIT contract by the Ontario Power Authority.  The contract  was executed  May 3, 2010.

Sunbeam LLC

On November 6, 2009 we signed an agreement with Sunbeam LLC (an affiliated entity) to increase our  equity interest in the Settlers Landing Wind Park from 50% to 100%.   We issued 300,000 restricted  shares of our common stock and were  required to make a cash payment of $450,000 subject to achieving certain  milestones:   $225, 000 due 30 days after an  FIT contract is awarded and $225,000 ninety days after the FIT is awarded.  The cash terms of the agreement were  subsequently amended to provide  for payments of   $450,000 due September 30, 2010.

 Settlers Landing is a 10MW wind energy project located near Pontypool, in Ontario, Canada.

Sunbeam Joint Venture

On November 27, 2009 the Company signed an agreement with Sunbeam LLC to acquire six  wind energy projects totaling 80 megawatts (MW) located in Ontario, Canada with an option to increase its interests to 100%.  All six  projects submitted power contract applications on November 30, 2009  under the Feed-in Tariff program of the Ontario Power Authority.  The agreement called for the issuance of 1,200,000 restricted common shares of the Company’s stock  and  payment of  $300,000 CAD on April 30, 2010.  The agreement was subsequently amended  to reschedule the $300,000 payment to September 30, 2010.

The  following is a brief description of the six additional  projects acquired from Sunbeam :

1.     Ganaraska Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Ganaraska Project.  The Ganaraska Wind Park project is a 20MW project located north of Oshawa, Ontario, Canada.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Ganaraska project has been awarded a FIT contract by the Ontario Power Authority.   The contract was executed  May 3, 2010.

2.     Stonetown Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Stonetown Wind Project.  The Stonetown Wind Park project is a 10MW project located near St. Mary, Ontario.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Stonetown project will be undergoing Economic Connection Testing before a further decision on a FIT contract award can be made by the Ontario Power Authority.

3.     Lakeside Breezes Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Lakeside Breezes Wind Park.  The Lakeside Breezes Wind Park is a 10MW project located south of London, Ontario, Canada. This project has been developed in an area of high elevation.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to ditions (community or aboriginal price adder), over a 20-year term.    The Company was notified on April 8, 2010 that the Lakeside Breezes project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

4.

Pioneer Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Pioneer Wind Park. The Pioneer Wind Park is a 10MW project located near St. Thomas, Ontario, Canada. Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height. The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term. The Company was notified on April 8th, 2010 that the Pioneer project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

5.

Beaconsfield Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Beaconsfield Wind Park.  The Beaconsfield Wind Park is a 10MW project located east of London, Ontario, Canada.  Annual mean wind speeds are measured at over 6.7 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Beaconsfield project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

6.

Northern Lights Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Northern Lights Wind Park.  The Northern Lights Wind Park is a 10MW project located south of Georgian Bay in Ontario, Canada.   The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Northern Lights project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

7.

Project Burg I:

On June 8, 2010 the Company signed an agreement to purchase a 100% interest in the 4 MW project Burg 1 located near Magdeburg for a total cash payment of 900,000 euros plus the sales tax if applicable.  The agreement called for an initial payment of 450,000 euros by June 15, 2010, a second payment of 225,000 euros no later than Jan. 15, 2011 and a final payment no later than April 30, 2011.  On July 9, 2010 an amendment to the original agreement was executed whereby 300,000 euros were paid on June 18, 2010, 94,000 euros are to be paid by Sept. 15, 2010 and 56,000 euros to be paid by Nov. 15, 2010.  Terms affecting the two 225,000 euro payments in 2011 were not changed.  The project has obtained construction permits and is eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.

On May 17, 2010, the Company had signed a financing, marketing and construction organization agreement with EFI Energy Farming International GmbH for Project Burg, with payments of 220,000 Euros according to milestones.

Property Options.

Honelles Project

On November 9, 2009 the Company signed an option agreement with SEEBA to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium.   The option terms required  the Company to  make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.   The option agreement was amended with no payment due until closing and the option period was extended until October 31, 2010.

Ecsed Project

On November 11, 2009 the Company signed an option agreement with SEEBA to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary.  The option terms required the Company to make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.   Payment of the $375,000 has been deferred until October 30, 2010. The option agreement was amended with no payment due until closing and the option period was extended until October 31, 2010.

Halas Project

On October 27th, 2009 the Company signed an option agreement with SEEBA to acquire a 100% interest in an 85 megawatt wind energy project located in Hungary. The option option period was extended until October 31, 2010.

Sunbeam LLC

On April 1, 2010 the Company signed an exclusive option agreement for 250,000 shares of the Company`s restricted common stock with Sunbeam LLC, an affiliated entity to purchase up to 100% of a wind energy development.  The grant of the common stock was fully vested and non-refundable at the time of issuance.  Sunbeam LLC owns the rights to a 100MW wind energy project.  The option had to be exercised by June 1, 2010.   The Company chose not to exercise its option.

EFI Energy Farming International GmbH.

            On May 17, 2010 the Company signed an option agreement with EFI Energy Farming International GmbH, an affiliated entity.  The option gives the Company the right to purchase up to 50% of several wind generation projects in Germany with a nameplate capacity of between 36 and 40 MW subject to obtaining construction permits according to all necessary approvals.  The option cost was 100,000 euros.  Wind Works can obtain the 50% equity interest upon payment of an additional is 2,600,000 euros.  Payment terms for the remaining 2.6 million euros will be based upon achieving agreed upon milestones to be set forth in a definitive agreement

Subsequent Events:

On September 7, 2010 the Company signed an option agreement to purchase 50% interest from Aquavent Gesellschaft für regenerierbare Energien GmbH in the Burg II Wind Project, a 6MW project located near Magdeburg, Germany.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.  In consideration for the issuance of 150,000 shares of  the Company’s common stock,  we have the right to buy AQUAVENT`s 50% share in the project for 750.000 Euros payable in cash and/or shares at  the Company`s discretion .  In the event a BIMSCH permit cannot be obtained for the project within 18 months AQUAVENT shall deliver a similar project, or at the Company`s sole discretion, the Company may request reimbursement of any installments paid to AQUAVENT or cancel any share certificates previously issued.

On September 17, 2010 the Company  entered into a joint venture agreement with EFI  The joint venture intends to develop a 20 megawatt wind energy project in Wassertruedingen, Germany.  The joint venture will be owned on a 50/50 basis.  Total cost to the Company will be 1.5 million Euros (approximately $1.959 million based on the current exchange rate) of which the Company has paid a total of 100,000 Euros representing a down payment for the first project milestone.   Equity ownership in the joint venture will be subject to achieving and fulfilling the funding and project milestones.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.

On September 21, 2010 the Company  signed an option agreement with EFI to acquire the remaining 50% interest in the 6 MW Wind Park Burg Phase II.  The Company now has an option to acquire a 100% interest in the project.   For 1,000,000 shares of our restricted common stock, the Company obtained  a 90 day  option  to buy EFI`s 50% share in the project for 750,000 Euros payable in cash and/or shares at the Company`s discretion.    In the event a BIMSCH permit cannot be obtained for the project within 18 months EFI shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any installments paid by the Company to EFI (or cancellation of any share certificates issued).

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

Except for W. Campbell Birge,  we have replaced former management and installed a new Board of Directors.  We will be substantially dependent upon  Dr. Ingo Stuckmann, our new chief executive officer and J.C. Pennie, the Chairman of our Board of Directors.   Both individuals have been actively involved in the wind power industry.  However, neither has experience in running a public company.  . The business contacts and relationships that we hope to secure  are predominantly those of  Dr. Stuckmann and Mr. Pennie.  Our business would be materially and adversely affected if their services would become unavailable to us. We cannot assure you that these individuals  will continue to be available to us.   We do not maintain key man insurance.

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

We have no history in the wind power industry nor in assembling wind parks.  We were not successful in developing our mining operations and there can be no assurance that our new business   venture will prove successful.  As such  there is no  history of developing or managing wind parks  which you can use to evaluate our business. Our prospects for success must be considered in the context of a new company in a developing industry. The risks we face include developing and acquiring wind parks,  compliance with significant regulation, reliance on third parties, operating in a competitive environment. If we are unable to address all of these risks, our business, results of operations and financial condition may suffer.

Revenues from the sale or lease of our wind parks will be subject to fluctuating market prices for energy and capacity.

The revenues that can be generated by wind parks depend on market prices of energy in competitive energy markets. Market prices for both energy and capacity are volatile and depend on numerous factors outside our control including economic conditions, population growth, electrical load growth, government and regulatory policy, weather, the availability of alternate generation and transmission facilities, balance of supply and demand, seasonality, transmission and transportation constraints and the price of natural gas and alternative fuels or energy sources. These factors will impact the value of our wind parks.

There are a small number of wind turbine manufacturers, and increased demand may lead to difficulty in obtaining wind turbines and related components at affordable prices or in a timely manner.

We will not purchase wind turbines.  However,  there are only a small number of companies that have the expertise and access to the necessary components to build multi-megawatt class wind turbines. The rapid growth in the aggregate worldwide wind energy industry has created significantly increased demand for wind turbines and their related components that is currently not being adequately satisfied by suppliers. Wind turbine suppliers have significant supply backlogs, which tend to drive up prices and delay the delivery of ordered wind turbines and components.   If this continues,  our wind parks will become less attractive.

The federal government may not extend or may decrease tax incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Tax incentives offered by governments make wind energy an attractive business opportunity.  If these incentives are eliminated or reduced,   our wind parks will be less attractive to prospective purchasers.

Currently, federal tax incentives applicable to the wind energy industry currently in effect include the production tax credit (“PTC”) and business energy investment tax credit (“ITC”) together with accelerated tax depreciation for certain assets of wind parks. The  PTC provides the owner of a wind turbine placed in operation before the end of 2012 with a ten-year credit against its federal income tax obligations based on the amount of electricity generated by the wind turbine. The ITC provides a 30% credit in the form of a tax credit for property placed in service before the end of year 2012, or, alternatively, a 30% cash grant from the U.S. Treasury Department if an application is submitted by October 2011. The accelerated depreciation for certain assets of wind parks provides for a five-year depreciable life for these assets, rather than the 15 to 25 year depreciable lives of many non-renewable energy assets, with an additional 50% bonus depreciation allowed for wind energy assets placed in service by the end of 2009.

The PTC and ITC are scheduled to expire on December 31, 2012, and, unless extended or renewed by the U.S. Congress, will not be available for energy generated from wind turbines placed in service after that date. We cannot assure you that current or any subsequent efforts to extend or renew this tax incentive will be successful or that any subsequent extension or renewal will be on terms that are as favorable as those that currently exist. In addition, there can be no assurance that any subsequent extension or renewal of the PTC and/or ITC would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated depreciation of wind park assets will not be modified, amended or repealed in the future. If the federal PTC or ITC are not extended or renewed, or are extended or renewed at lower rates, financing options for wind parks will be reduced and development plans for additional wind parks will be adversely affected.

The performance of wind parks is dependent upon meteorological and atmospheric conditions that fluctuate over time.

Identifying suitable locations for our wind parks is critical.  The production of electricity generated by wind parks will be highly dependent on meteorological and atmospheric conditions.

Site selection requires the evaluation of the quality of the wind resources based upon a variety of factors. The wind data gathered on site and data collected through other sources form the basis of wind resource projections for a wind park’s performance.  Wind resource projections do not predict the wind at any specific period of time in the future. Therefore, even in the event where prediction of a wind park’s wind resources becomes validated over time, the wind park will experience hours, days, months and even years that are below wind resource predictions. Wind resource projections may not predict the actual wind resources observed by the wind park over a long period of time. Assumptions included in wind resource projections, such as the interference between turbines, effects of vegetation and land use, and terrain effects may not be accurate. Wind resources average monthly and average time of day long-term predictions may not be accurate and, therefore, the energy wind parks produce over time may have a different value than forecast.

Operational factors may reduce energy production below projections, causing a reduction in revenue.

The amount of electricity generated by a wind park depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind park may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind park can deliver to the network. These matters will adversely impact the value of our wind parks.

The wind energy industry is extensively regulated and changes in or new regulations or delays in regulatory approval could hurt our business development.

Developing our wind parks is  subject to extensive energy and environmental regulation by federal, state and local authorities. Delay in obtaining, or failure to obtain and maintain in full force and effect, any of the regulatory approvals we need to develop our wind parks, or delay or failure to satisfy any applicable regulatory requirements, could prevent us from fully implementing our business strategy.

Various state and provincial governments may not extend or may decrease incentives for renewable energy, including wind energy, which would have an adverse impact on our development strategy.

Various types of incentives which support the sale of electricity generated from wind energy presently exist in  the United States and Canada.  These incentives  can be offered at both the state and provincial level.  Many states have enacted renewable portfolio standards, or RPS, programs. These programs either require electric utilities and other retail energy suppliers to produce or acquire a certain percentage of their annual electricity consumption from renewable power generation resources or designate an entity to administer the central procurement of renewable energy certificates, or RECs, for the state. We believe that we will benefit from programs such  as REC due to the environmentally beneficial attributes associated with their production of electricity.   A REC is a stand-alone tradable instrument representing the attributes associated with one megawatt hour of energy produced from a renewable energy source. These attributes typically include reduced air and water pollution, reduced greenhouse gas emissions and increased use of domestic energy sources. Many states and provinces  track and verify compliance with their RPS programs. Retail energy suppliers can meet the requirements by purchasing RECs from renewable energy generators, in addition to producing or acquiring the electricity from renewable sources. We cannot assure you that governmental support for alternative energy sources in the form of RPS programs or RECs recognition and trading will continue at the state or provincial  level or that the wind parks that we develop will qualify for such incentives. Any decrease in government   incentives would have an adverse impact on our development strategy.

We will need to  locate and develop new sources of wind power in a timely and consistent manner, and failure to do so would adversely affect our operations and financial performance.

Our success in the industry requires additional and continuing development to become and remain competitive.  Subject to available working capital, we expect to  make substantial investments in development activities. Our future success will depend, in part, on our ability to continue to locate additional wind power sites. Developing a wind park site is dependent upon, among other things, acquisition of rights to parcels of property and  receipt of required local, state and federal permits.   This development activity will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in our development endeavors. We may not achieve widespread market acceptance of our wind parks.  We may not meet some of these requirements or may not meet them on a timely basis. We may modify plans for the development of a wind park. We will typically incur substantial expense in the development of wind parks. Many of these expenses, including obtaining permits and legal and other services, are incurred before we can determine whether a site is environmentally or economically feasible. After such a determination is made, significant expenses, such as environmental impact studies, are incurred. A number of factors are critical to a determination of whether a site will ultimately be developed as a wind park including changes in regulatory environment, changes in energy prices, community opposition, failure to obtain regulatory and transmission approvals and permits. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

The number of desirable sites available for the development of wind parks is limited, and our inability to identify or acquire sites will limit our ability to implement our development strategy.

Wind parks can be built only in regions with suitable wind conditions. In addition, certain constraints must be taken into account in connection with the development of each wind park. These include topographic constraints, landowners’ willingness to grant access to their land, connection capacities of the local transmission network and regulatory constraints associated with the proximity to housing, airports or protected sites.

If we cannot locate sufficient available sites on which to develop wind parks, it could have a material adverse effect on our business, results of operations, financial condition, or on our ability to implement our business strategy.

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

There are a limited number of sites desirable for wind parks and a limited supply of wind turbines and other related equipment necessary to operate wind park facilities. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of wind parks   than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. This would in turn reduce our ability to develop wind parks.

Access to, availability and cost of transmission networks are critical to development of wind parks; failure to obtain sufficient network connections for future wind parks would adversely affect our operations and financial performance.

Wind park operators will be  dependent  on electric transmission facilities owned and operated by third parties to deliver the electricity.  To the extent that these facilities are not readily available,  the value of our wind parks will be adversely affected.  The capacity of the local transmission network may be limited or constrained, and the owner of the network may not allow wind park operators to interconnect ithout first constructing the system upgrades that the owner requires. For this reason, we may be required   to pay some or all of the costs of upgrading the existing transmission facilities to support the additional electricity that a wind park will be delivering into the network. The location of a wind park in a particular area therefore depends significantly on whether it is possible to interconnect with the transmission network at a reasonable cost. Many wind parks are located in remote areas with limited transmission networks where intense competition exists for access to, and use of capacity on, the existing transmission facilities. We cannot assure you that we will obtain sufficient network connections for future wind parks within planned timetables and budgetary constraints.

Wind parks are required to meet certain technical specifications in order to be connected to the transmission network. If any wind park does not meet, or ceases to comply with, these specifications, we will not be able to connect, to or remain connected, to the transmission network. We may also incur liabilities and penalties, including disconnection from the network, if the transmission of electricity by one or more of wind parks does not comply with applicable technical requirements. In the agreements with respect to connecting to the existing electricity transmission network between wind parks and the applicable transmission owner or operator, the transmission owner or operator retains the right to interrupt or curtail our transmission deliveries as required in order to maintain the reliability of the transmission network. We cannot assure you that our wind parks will not be adversely impacted by any such interruption or curtailment.

 Public opposition toward wind parks may make it more difficult to obtain the necessary permits and authorizations required to develop or maintain a wind park.

Public attitude towards aesthetic and environmental impacts of wind energy projects impacts the ability to develop our wind parks. In many  localities, the environmental impact review process ensures a role for concerned members of the public that can lead to changes in design or layout, extensive impact mitigation requirements, or even the rejection of a project. In such areas, local acceptance is critical to the ability to obtain and maintain necessary permits and approvals. We cannot assure you that any wind park projects under development will be accepted by the affected population. Public opposition can also lead to legal challenges that may result in the invalidation of a permit or, in certain cases, the dismantling of an existing wind park as well as increased cost and delays. Reduced acceptance of wind parks by local populations, an increase in the number of legal challenges or an unfavorable trend in the outcome of these challenges could prevent us from achieving our plans, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

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

The transmission networks to which wind parks connect may fail or experience downtime, which will cause us to lose revenue.

Transmission networks may experience congestion, outages or technical incidents, and operators of these networks may fail to meet their contractual transmission obligations or terminate the contracts involved. Moreover, if the interconnection or transmission agreement of a wind park is terminated for any reason, we may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the existing arrangement or at all, or we may experience significant delays or costs in connection with securing a replacement.

If a network to which one or more of wind parks is connected experiences “down time,” the affected wind park may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators, including wind parks, for lost income due to down time.

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

We will need to raise additional capital to build our wind parks.

Developing a wind park for commercial exploitation will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition and you will lose your investment.

Our agreements with affiliated entities  present conflicts of interests

We have entered into agreements with affiliated entities in which our officers or directors have a direct or indirect financial interest.  We have issued significant sums of cash and issued our common stock to these affiliated entities.  We believe that the terms and conditions of these agreements are  no less favorable to the Company than what would be negotiated in an arm’s length transaction.   Our officers and directors owe the Company a fiduciary responsibility.  If it is determined that our officers and directors breached their fiduciary obligation,  these officers may be required to resign in which case,  our operations will be significantly impaired.  We may also face shareholder derivative actions in connection with these activities.

Conflicts of interests may develop between our officers, directors and affiliates

Companies that our directors are affiliated with may identify new wind park projects or choose to otherwise develop wind parks outside of the joint venture or option agreement.  We have not implemented any corporate policy with respect to handling potential conflicts of interest.  However, Dr. Stuckmann has indicated that before a company he has affiliation with undertakes a new project, that the new project will be brought to Wind Works and the Wind Works Board will then vote on whether to pursue the project under the same terms and conditions as offered to the affiliated company.

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

 Item 2.

Description of Properties.

Our corporate headquarters are located at 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 750 square feet .  Our monthly rent is $700.   A director of the company is also a director of the corporation which owns the leased premises.  The office facilities meet our current needs and our current monthly rent is equivalent to the monthly rent we would be required to pay for similar office space.

 Item 3.

 Legal Proceedings

None.

 Item 4.

Submission of Matters to a Vote of the Security Holders.

None.

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

The high and low bid price for those periods in which quotes are available is set forth below:

2010

HIGH*

LOW*

First Quarter

$0.90

$0.22

Second Quarter

$1.23

$0.56

Third Quarter

$0.65

$0.39

Fourth Quarter

$0.72

$0.42

2009

First Quarter

$0.70

$0.30

Second Quarter

$0.40

$0.10

Third Quarter

 $0.40

$0.10

Fourth Quarter

$0.49

$0.20

The price of the common stock has been adjusted to reflect a 10:1 reverse split of our common stock in June 2009.

  B.   Holders

As of  September 15,  2010  there were  272  shareholders  of record of our Common Stock.

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

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 6,000,000 shares of Common Stock .  The number of shares of our common stock authorized under the Plan  was not required to be adjusted as a result of our 10:1 Reverse Stock Split.  We have issued a total of  3,100,000 shares of our common stock under the Plan to our officers, directors and consultants.  As of the date hereof, no Stock Appreciation Rights, Restricted Stock or Registered Stock have been issued under the Plan.

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

E.   Sale of Unregistered Securities

We have issued shares of our common stock for services rendered, capital formation,  corporate acquisitions and in connection with the acquisition of wind farms.    We  relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

During the  quarter ended September 30, 2009 we issued a total of  8,086,727 unregistered shares of our common stock at an offering price of $0.10 per share.

During the quarter ended December 31, 2009, we issued a total of 10,100,001 shares of our common stock.  The shares were valued at $0.89 per share and were issued in connection with various corporate acquisitions,  joint ventures and for services rendered.

The Company also issued $992,000 of convertible debt.  The convertible debt provides for interest at 10% per annum until its maturity date on November 30, 2010.  The debt can be converted into shares of our common stock at $.70 per share.  We also issued one million warrants with an exercise price of $1.00 per share expiring November 30, 2011.

During the quarter ended March 31, 2010, we issued a total of 185,700 shares of our common stock for consulting or services rendered.  The shares were valued between $0.53 and $0.61 per share.

During the quarter ended June 30, 2010 we issued a total of  4,394,000 shares of our common stock.  The shares were issued in connection with  joint venture agreements,  pursuant to share purchase agreements and for services rendered.

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

	Year Ended June 30, 2010	Year Ended end 30, 2009
	(Audited))	(Audited)
Revenue	$-0-	$-0-
Expenses	$2,477,370	$53,184
Cash	$39,263	$-0-
Total Assets	$4,572,601	$63,404
Current Liabilities	$3,061,649	$7,738
Total Liabilities	$2,961,649	$7,738
Working Capital (Deficit)	$(2,334,532)	$6,112
Accumulated Deficit	$(2,531,704)	$(54,334)

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2010.

Introduction

The Company's business strategy is to pursue opportunities in the alternative energy field with a particular emphasis on wind energy.   The Company intends to develop wind parks. The Company will assemble land packages (“Wind Parks”), secure requisite environmental permitting, provide wind testing  by erecting towers to measure wind speed.  Subject to favorable wind testing results, it will then apply for a power contract for the number of megawatts (MW) that the project will allow.

Our primary focus has been the acquisition of wind parks in Canada.  We have however acquired projects in both the United States and Europe.  We financed these  acquisitions with cash,  shares of our common stock or both.

We began our new business operations  with the acquisition of Zero Emission People, LLC.  (“Zero  Emission”).  The acquisition  is deemed to be a reverse acquisition. Wind Works (the legal acquirer) is considered the accounting acquiree and Zero Emissions People (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity are in substance  those of Zero Emissions People, with the assets and liabilities, and revenues and expenses of Wind Works being included effective from the date of consummation of Share Exchange Transaction. Wind Works is deemed to be a continuation of business of Zero Emissions People.

Results Of Operations For Fiscal Year Ended June 30, 2010  as compared to June 30, 2009

Revenues

To date,  we have had not generated any revenues.   Our cash holdings were generated from the sale of our securities.  All funds generated from the sale of our securities are used for general working capital purposes including but not limited to fees associated with power contract submissions and acquisitions.

For the year ended June 30, 2010,  we incurred operating expenses totaling $2,477,370  as compared to operating expenses totaling $53,184 for the year ended June 30,  2009.  Cumulative operating expenses since May 2, 2008 (“Inception”) totaled $2,531,704. Our single largest expense items are  attributable to our outstanding convertible debt.  We recognized $591,043 of accretion expense and $564,130  loss of extinguishment of debt.  (See footnote 8).   Our largest operating expense is  attributable to wind project acquisition development costs totaling $555,420 in 2010 and $46,000 in 2009.  With the launch of our new business professional fees incurred with respect to corporate acquisitions,  financing and regulatory compliance totaled $127,525 in 2010 as compared to $6,738 for the fiscal year ended June 30, 2010.   In order to preserve working capital,  we incurred $374,348 in stock based compensation.   Our net loss for the year ended June 30, 2010 totaled  $(1,376,838) as compared to a net loss in 2009 of $(53,184).   Total losses since inception were $2,531,704.  Basic and diluted loss per share in 2010 totaled $(0.17) as compared to a loss per share of $(0.01) in 2009.

Liquidity and Capital Resources

Assets and Liabilities

At  June 30, 2010 we had cash totaling $39,263,  prepaid expenses totaling $625,961 and VAT receivables totaling $57,545. .  We have current assets totaling $727,117.  Our long term assets total $3,845,484 consisting primarily of the value of our wind farm acquisitions and optioned properties totaling $3,900,735. (See footnote 12.)   We have $2,576,433 in accounts payable and accrued liabilities, and $485,216 in convertible debentures and short term notes.  Our current liabilities total $3,061,649.  We have a working capital deficit of $(2,334,532) and an accumulated deficit of $(2,531,704).

At June 30, 2009 we had nominal assets.  Total current asset were $13,850 and long term assets totaled $49,554 consisting of primarily of $49,554 in capitalized lease costs.  Our liabilities totaled $7,738 and we had a working capital surplus of $(6,112).  We had an accumulated deficit totaling $(54,334).

The significant increase in our assets and liabilities is attributable to our corporate acquisitions and the acquisition of various wind parks.

We will require a significant cash infusion, of which there is no assurance,  either through the sale of debt or equity financing in order for us to continue our operations.   We may also  sell one or several of our wind parks which will provide us with a cash infusion for us to  continue our operations. We are currently in negotiations for the sale of a wind park.  However, there can be no assurance that this transaction will close.

Plan of Operation For Fiscal Year 2011

We intend to develop the wind parks that we have acquired and investigate other possible purchases.  We will also undertake further due diligence with respect to any wind energy projects which have been optioned to us.  We may also sell our wind farms to a power utility or company that wants to build out the wind parks.

Any cash infusion that we receive will be used to expand our wind power programs and for general working capital purposes.

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

Item 8.

Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by  Meyers Norris Penny LLP, Chartered Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

WINDWORKSPOWER

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Audited

Consolidated Financial Statements

Year ended June 30, 2010 and 2009

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

Ingo Stuckmann

President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wind Works Power Corp. (A Development Stage Corporation):

We have audited the accompanying consolidated balance sheets of Wind Works Power Corp. as at June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2010 and cumulative from inception on May 2, 2008 to June 30, 2010.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2010 and cumulative from inception May 2, 2008 to June 30, 2010 in conformity with U.S. generally accepted accounting principles.

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

    Chartered Accountants

Vancouver, BC, Canada

October 12, 2010

50 BEST EMPLOYERS IN CANADA 2010

THE GLOBE AND MAIL

REPORT ON BUSINESS

MAGAZINE

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

2300 – 1055 DUNSMUIR STREET  VANCOUVER, BC  V7X 1J1

PH. (604) 685-8408  FAX (604) 685-8594   www.mnp.ca

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Balance Sheets (Audited)

As at June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

Assets	June 30, 2010	June 30, 2009
Current Assets
Cash and Cash Equivalents	$39,263	$-
Prepaid Expenses	625,961	-
Accounts Receivable	2,498	1,500
VAT receivable	57,545	-
Due from shareholder	1,850	12,350
	727,117	13,850

Long Term Assets

Capitalized lease costs	38,711	49,554
Wind Projects (Note 12)	3,900,735	-
Fixed assets (Note 7)	6,038	-
	3,945,484	49,554
	$4,672,601	$63,404

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,576,433	$7,738
Convertible debentures (Note 8)	385,216	-
Short term loan (Note 9)	100,000	-
	3,061,649	7,738

Stockholders’ Equity
Common Stock (Note 10)	31,448	5,000
Additional Paid-in Capital	4,023,824	105,000
Contributed Surplus	88,085	-
Deficit Accumulated during the Development Stage	(2,531,704)	(54,334)
Cumulative translation adjustment	(701)
	1,610,952	55,666
	$4,672,601	$63,404

Going concern (Note 1), Contingencies (Note 13), Commitments (Note 14) Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Statement of Operations (Audited)

For the Years Ended June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative from May 2, 2008 (Inception) to June 30, 2010
Expenses
Advertising and promotion	11,133	-	11,133
Accretion interest (note 8)	591,043	-	591,043
Consulting fees	82,850	-	82,850
Depreciation	719	-	719
Office and miscellaneous	9,521	-	9,521
Professional fees	127,525	6,738	135,859
Rent	3,946	-	3,946
Stock-based compensation	374,348	-	374,348
Interest and service charges	48,855	-	48,679
Travel and lodging	14,130	-	14,130
Project development costs	555,420	46,000	601,423
Foreign exchange	9,863	-	9,863
Loss on extinguishment of debt (Note 8)	564,130	-	564,130
Lease expense	83,887	446	84,060
Total operating expenses	2,477,370	53,184	2,531,704
Net loss for the year	2,477,370	53,184	2,531,704
Comprehensive loss
Foreign currency translation adjustment	701	-	701
Comprehensive loss for the year	$2,478,071	$53,184	$2,532,405
Basic and Diluted Loss per Share	$0.17	$0.01
Weighted Average Number of Shares Outstanding	14,657,851	4,747,227

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Audited)

For the Year Ended June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Year ended June 30, 2010	Year Ended June 30, 2009	May 2, 2008 (Date of Inception) to June 30, 2010
Cash Flows from Operating Activities
Net loss for the period	$(2,477,370)	$(53,184)	$(2,531,704)
Add (deduct) non-cash items:
Depreciation	718	-	718
Lease amortization	10,843	446	11,289
Loss on extinguishment of debt	564,130	-	564,130
Accretion interest	591,043	-	591,043
Shares issued for services	286,038	-	286,038
Stock based compensation	88,310	-	88,310
Changes in non-cash working capital items:
Accounts receivable	(502)	(1,500)	(502)
VAT receivable	(57,545)	-	(57,545)
Prepaid expenses	143	-	-
Accounts payable and accrued liabilities	439,680	6,588	342,361
	$(554,513)	$(47,650)	$(705,863)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	34,192	-	34,192
Purchase of fixed assets	(2,559)	-	(2,559)
Investment in wind projects (Note 12 ix)	(363,357)	-	(263,357)
Leases	-	-	(50,000)
	$(331,724)	$-	$(281,724)

Cash Flows from Financing Activities
Proceeds from private placements	540,000	-	650,000
Issuance of convertible debentures	275,000	-	275,000
Proceeds from loan payable	100,000	-	100,000
Advances from related parties	10,500	(12,350)	1,850
	$925,500	$(12,350)	$1,026,850
Increase (decrease) in cash from continuing operations	39,263	(60,000)	39,263
Cash, beginning of the year	-	60,000	-
Cash, end of the year	$39,263	$-	$39,263

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

June 30, 2010

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	-	100,000
Net Loss	-	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	-	10,000
Net Loss	-	-	-	-	-	(53,184)	(53,184)
Balance June 30, 2009	5,000,000	5,000	105,000	-	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	1,245,394	-	-	-	1,267,451
Capital issued for financing	1,080,000	1,080	538,920	-	-	-	540,000
Capital issued for services	1,501,500	1,502	902,849	-	-	-	904,350
Capital issued for wind projects	1,750,000	1,750	-	-	-	-	1,750
Stock based Compensation	-	-	-	88,085	-	-	88,085
Fair value of warrants	-	-	364,071	-	-	-	364,071
Beneficial conversion feature	-	-	842,650	-	-	-	842,650
Conversion of convertible debenture	62,500	63	24,937	-	-	-	25,000
Translation adjustment	-	-	-	-	(701)	-	(701)
Net Loss	-	-	-	-	-	(2,477,370)	(2,477,370)
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	(701)	(2,531,704)	1,610,952

The accompanying notes are an integral part of the consolidated financial statements

1.

Basis of Presentation

AmMex Gold Mining Corp. changed its name to Wind Works Power Corp. (the “Company”) on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company intends to develop wind parks.  It will assemble land packages, secure requisite environmental permitting, provide wind testing by erecting towers to measure wind speed.  Subject to favorable wind testing results, it will then apply for a power contract for the number of megawatts (MW) that the project will allow. Once it secures power contracts, management believes that it will be able to lease or sell the wind parks to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

Effective January 31, 2010, the Company completed the acquisition of Zero Emissions People LLC. According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Zero Emissions People LLC for the net monetary assets of the Company accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated. The June 30, 2009 comparative figures are the June 30, 2009 financial statements of Zero Emissions People LLC (note 10).

Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. If the going concern assumption were not appropriate for these financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

The operations of the Company have primarily been funded by the sale of common stock and the issuance of convertible debentures. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings.  While the Company has been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future.

	June 30 2010	June 30 2009
Deficit accumulated during the exploration stage	2,531,704	54,334
Working capital (deficiency)	(2,234,532)	6,112

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

Fair Value of Financial Instruments

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  The company applies fair value accounting for all financial assets and liabilities and non – financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Company has not elected the fair value option for any eligible financial instruments.

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.  During the year ended June 30, 2010, the Company recognized amortization of $10,843 (2009 - $446).

Fixed Assets

Fixed Assets are capitalized at cost.  Depreciation is recorded on a declining balance basis at a rate of 20% per annum.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1.

2.

Significant Accounting Policies (Continued)

Wind Farm Developmental Properties

The Company has not yet realized any revenues from its planned operations.  It was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company expenses all costs related to the maintenance and exploration of developmental wind farms in which it has secured rights prior to establishment of commercial feasibility.  To date, the Company has not established the commercial feasibility of its projects; therefore, all development costs are being expensed.  Developmental wind farm acquisition costs are initially capitalized when incurred. The Company assesses the carrying cost for impairment under ASC 360-10  “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a wind farm property can be economically developed, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the project.  If developmental wind farm properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with ASC 830. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and the European Euro. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The financial statements the subsidiaries are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations.

2.

Principal Accounting Policies (Continued)

Comprehensive Income

ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at June 30, 2010  and 2009 the Company’s only component of comprehensive income is foreign currency translation adjustments.

Asset Retirement Obligation

The Company has adopted ASC 410-20, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognizable over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted-risk-free interest rate. To date, no material asset retirement obligation exists due to the early stage of the Company’s wind development projects. Accordingly, no liability has been recorded.

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

Convertible Debentures

The Company accounts for convertible debentures in accordance with ASC 470-20.  The allocation of proceeds on the issuance of debt with detachable warrants is allocated between the debt and the warrants based on the relative fair value of the two instruments at their time of issuance.  Beneficial conversion features embedded in debt instruments are recognized separately according to ASC 470-20-25-5 and are measured at their intrinsic value.

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

1.

2.

Principal Accounting Policies (Continued)

The Fair Value Option for Financial Assets and Financial Liabilities

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at June 30, 2010			June 30, 2009
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	39,263	39,263	-	-	-
Accounts receivable	2,498	2,498	-	-	221,267
Due from shareholder	1,850	1,850	-	-	12,350
Accounts payable and accrued liabilities	2,476,433	2,476,433	-	-	7,738
Short term loan	100,000	100,000	-	-	-
Convertible debentures	385,216	-	-	385,216	-

The carrying value of accounts receivable, due from shareholder, accounts payable and accrued liabilities, and short term loans approximates their fair value due to their short term nature. The Company’s cash equivalents and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  VAT receivable represent amounts due from a national government regarding refund of taxes.

The estimated fair value of the convertible debentures accounted for as liabilities was determined using the relative fair value basis of the convertible debentures and warrants issued.  The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following inputs:

June 30, 2010
Risk free interest rate	0.42 – 0.98%
Expected life of warrants	1-2 years
Expected stock price volatility	106 - 110%
Expected dividend yield	0%

3.

Accounting Standards Adopted

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

3.

Accounting Standards Adopted (Continued)

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

(v) ASC 105-10-05

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

(vi) ASC 470-20

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

Recent Accounting Pronouncements

(i) ASC 810

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

(ii) ASC 860

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

5.

Related Party Transactions

As at June 30, 2010 the Company had a balance owing from a shareholder of $1,850 (2009 – $13,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

During the year ended June 30, 2010, the Company accrued an amount of $1,316,000 payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.  1,400,000 common shares were issued in payment of the amount subsequent to the year end (Note 16).

At June 30, 2010, the Company had payables to officers and directors of $40,212 (2009 – nil) for services rendered.

At June 30, 2010, the Company had accrued a payable to a company related by way of directors, officers and shareholders in common of $286,650 (2009 – nil) related to the acquisition of interests in six wind projects (Note 12 vi).

During the year ended June 30, 2010, the Company issued 1,200,000 shares (2009 – nil) related to the acquisition of interests in six wind projects (Notes 10, 12 vi), valued at 1,200 (2009 – nil) from a company related to the Company by way of directors, officers and shareholders in common.

At June 30, 2010, the Company had a payable to a company related by way of directors in common of $450,000 (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind project ) from a company related to the Company by way of directors, officers and shareholders in common (Note 12 vii).

5.

Related Party Transactions (Continued)

During the year ended June 30, 2010, the Company issued 300,000 shares (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project ) from a company related to the Company by way of directors, officers and shareholders in common (Notes 10, 12 vii), valued at $300.

During the year ended June 30, 2010, the Company issued 250,000 shares (2009 – nil) related to the St-Thomas option (Notes 10, 12 viii), valued at $250 (2009 – nil).

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2010 or 2009. During the year ended June 30, 2010, the company entered into certain non-cash operating activities as follows:

During the year ended June 30, 2010, the Company issued 1,080,000 common shares at various share prices with a total fair market value of $540,000 pursuant to private placements.

During the year ended June 30, 2010, the Company issued 1,501,500 common shares at various share prices with a total fair market value of $904,350 for services.  $286,038 has been recognized as stock based compensation, and $618,312 has been included in prepaid expenses.

During the year ended June 30, 2010, the Company issued 62,500 common shares at a value of $0.40 per share for convertible debenture conversion in the amount of $25,000.

During the year ended June 30, 2010, the Company issued 300,000 common shares pursuant to the acquisition an interest in the Settlers Landing Wind Park valued at $300 (notes 4, 10).

During the year ended June 30, 2010 the Company issued 1,200,000 common shares pursuant to the joint venture agreement with Sunbeam valued at $1,200 (notes 4, 10).

During the year ended June 30, 2010 the Company issued 250,000 common shares pursuant to the acquisition of an option to acquire a wind development project in St. Thomas valued at $250 (notes 4, 10).

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at June 30, 2010	Net Book Value at June 30, 2009

$ 8 ,102	$ 2,561	$ 4,625	$ 6,038	$ -

During the year ended June 30, 2010, total additions to property, plant and equipment were $ 2,561 (2009- $ nil).  During the year ended June 30, 2010 the Company recorded depreciation of $719.

8.

Convertible Debentures

On November 25, 2009 the Company issued $992,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, November 30, 2010. The debt may be converted into shares of common stock at a conversion price of $0.70 per share. In conjunction with the debt, the Company also issued warrants to purchase 1,000,000 warrants with an exercise price of $1.00 per share that expire on November 30, 2011. The fair value of the warrants is $0.53 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $1.14 with a maturity date of 1 year and an interest rate of 0.48%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $967,076 which was recorded against the convertible debt and offset in additional paid in capital.  During the year ended June 30, 2010, the Company recognized $241,769 of accretion interest on the debt.

On April 29, 2010, the Company agreed to modify to the terms of the convertible debentures listed above.  Under the modified debentures, the conversion price of the debentures was reduced to $0.40 per share.  In addition, the warrant exercise price was reduced to $0.50 per share and the expiry date of the warrants was extended to November 30, 2012.

As a result of the above modification, the Company reported a loss of $564,130 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.  At April 29, 2010, a new debt discount of $992,300 was recorded against the convertible debt and will be amortized as interest expense over the life of the debt.   During the year ended June 30, 2010 the Company recognized $283,514 of accretion interest on the debt.

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of 0.96%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital.  During the year ended June 30, 2010 the Company recognized $65,796 of accretion interest on the debt.

During the year ended June 30, 2010 the Company received notice of conversion for $25,000 in principal of convertible debentures resulting in the issuance of 62,500 shares of common stock.

The above two convertible debenture liabilities are as follows:

	June 30, 2010	June 30, 2009
March 31, 2010 convertible debentures payable	$ 250,000	$ -
April 29, 2010 convertible debentures payable	992,300	-
Total convertible debentures payable	1,242,300	-
Less: unamortized discount on March 31, 2010 convertible debentures payable	(101,338)	-
Less: unamortized discount on April 29, 2010 convertible debentures payable	(708,422)	-
Net convertible debentures payable	$ 385,216	$ -

9.

Short Term Loan

Short term loans of $100,000 are unsecured, non-interest bearing and are due on demand.

10.

Common Stock

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the year ended June 30, 2010:

a)

The Company issued 1,501,500 (2009 – nil) shares of the company at various share prices for a total consideration of $904,350 (2009 - nil) for services rendered.

b)

The Company issued 300,000 shares (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind development project (Notes 5, 12), valued at $300 (2009 – nil).

c)

The Company issued 1,200,000 shares (2009 – nil) related to the Sunbeam deal (Notes 5, 12), for total consideration of $1,200 (2009 – nil).

d)

The Company issued 250,000 shares (2009 – nil) related to the St-Thomas option, valued at $250 (2009 – nil) (Notes 5, 12).

e)

The Company issued 1,080,000 (2009 – nil) common shares at various share prices with a total fair market value of $540,000 (2009 – nil) pursuant to private placements.

f)

The Company issued 62,500 (2009 – nil) common shares at a value of $0.40 per share for convertible debenture conversion in the amount of $25,000 (2009 – nil) (Note 8).

The following share purchase warrants and were outstanding at June 30, 2010:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	-	-	-
Warrants	0.50	1,000,000	2.42
Warrants	0.85	250,000	2.51
Warrants	0.85	150,000	4.38
Warrants	0.75	575,500	1.75
Outstanding and exercisable at June 30, 2010	0.64	1,975,000	2.39

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

	June 30, 2010	June 30, 2009
Risk free interest rate	0.48% - 0.96%	N/A
Expected life of warrants	1 year	N/A
Expected stock price volatility	110.8%	N/A
Expected dividend yield	0%	N/A

11.

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

Changes in the Company’s stock options for the year ended June 30, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	-	$ -	-
Cancelled	-	-	-
Issued	1,000,000	0.85	2.5
Balance, June 30, 2010	1,000,000	$ 0.85	2.5

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

	June 30, 2010	June 30, 2009
Risk free interest rate	0.60%	-
Expected dividend yield	0%	-
Expected stock price volatility	110%%	-
Expected life of options	1 year	-

During the year ended June 30, 2010 the Company recognized stock based compensation expense in the amount of $ Nil (2009: nil).

12.

Acquisitions, Option Agreements and Power Contract Applications

As at June 30, 2010, the Company had capitalized wind development project costs as follows:

	June 30, 2010	June 30, 2009
Skyway 126 (Note 12 i)	1,997,468	-
Zero emissions people (Note 12ii)	570,760
Sunbeam (Note 12 vi)	571,650	-
Settlers Landing (Note 12 vii)	497,500	-
Burg 1 (Note 12 x)	263,357	-
	3,900,735	-

(i)

Skyway 126

On October 23, 2009 the Company announced it had signed an agreement to acquire a 70% controlling interest in Skyway 126 Wind Energy Inc. in exchange for two million restricted shares of Wind Works’ common stock valued at $1,897,468.  During June 30, 2010 the Company capitalized an additional $100,000 related to costs payable on signing a Feed-in Tariff contract with the Ontario Power Authority (Note 13) Skyway 126 is a 10 megawatt (MW) project located in Grey-Highlands Township, Ontario, Canada.

(ii)

Zero Emission People

On October 28, 2009 the Company announced it had signed a share exchange agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People (“ZEP”), which includes 10 wind energy development projects totaling 375 megawatts (MW).  As consideration, the Company will issue thirty-one million shares of its common stock pursuant to the following schedule (Note 13):

- 5,000,000 shares of common stock on January 15, 2010 (issued)

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

12.

Acquisitions, Option Agreements and Power Contract Applications (Continued)

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

During the year ended June 30, 2010 the Company capitalized $570,760 of security deposits paid to the Ontario Power Authority related to these wind development projects.

(iii)

Honelles

On November 9, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium, from a company controlled by a former director of the Company. In consideration for the 100% interest, Wind Works must make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On May 28, 2010 the option was extended and payments deferred to October 31, 2010.  As at June 30, 2010, no payments have been made pursuant to this option agreement.

(iv)

Ecsed

On November 11, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary, from a company controlled by a former Director of the Company . In consideration for the 100% interest, the Company must make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On May 28, 2010, the option was extended and payments deferred to October 31, 2010.  As at June 30, 2010, no payments have been made pursuant to this option agreement.

(v)

Halas

On October 27, 2009 the Company signed an option agreement to acquire a 100% interest in Halas, a three phase 85 megawatt wind energy project located in Hungary, from a company controlled by a former director of the Company. The consideration for the 100% interest is to be determined.  On May 28, 2010 the option was extended to October 31, 2010.   As at June 30, 2010, no payments have been made pursuant to this option.

(vi)

Sunbeam

On November 27, 2009 the Company signed an agreement whereby it  acquired a 50% interest in another 6 wind energy projects totaling 80 megawatts (MW) located in Ontario, with an option to increase its interests to 100%, from Sunbeam LLC, a related party. All 6 projects submitted power contract applications on November 30th under the new Feed-in Tariff program of the Ontario Power Authority. The agreement calls for the issuance of 1,200,000 restricted common shares of the Company’s stock, and payment in cash of $286,650 ($300,000 CDN) on April 30, 2010 (Notes 5, 10).

12.

Acquisitions, Option Agreements and Power Contract Applications (Continued)

On June 5, 2010 the cash payment portion of the agreement was amended to defer the due date to within 30 days upon written request by the selling party but no earlier than Sept. 30, 2010. The Company issued 1,200,000 common shares during the year ended June 30, 2010 related to the acquisition of these projects (Notes 5, 10).  During the year ended June 30, 2010 the Company capitalized $285,000 of security deposits paid to the Ontario Power Authority related to these wind development projects.

(vii)

Settlers Landing

On November 6, 2009 the Company announced it had signed an agreement to acquire an additional 50% interest in the Settlers Landing Wind Park from Sunbeam LLC, a related party, to give it a 100% interest in the project.  As part of the acquisition of Zero Emission People, announced October 28, 2009, the Company acquired a 50% interest in Settlers Landing, a 10 megawatt wind energy project located near Pontypool, in Ontario, Canada. The agreement calls for the issuance of 300,000 restricted common shares of the Company’s stock, and the payment in cash of $450,000, the latter subject to milestones. The affect of payment is as follows:

Milestone 1:

The payment of $225,000 upon the earlier of: within 30 days of award of FIT/power contract or latest July 30, 2010.

Milestone 2:

The payment of $225,000 within 90 days upon award of a FIT/power contract.

On July 5, 2010 the cash payment portion of the agreement was amended to defer the due date to within 30 days upon written request by the selling party but no earlier than Sept. 30, 2010.  As at June 30, 2010, $450,000 has been accrued as an account payable pursuant to this acquisition (Note 5).

During the year ended June 30, 2010 the Company issued 300,000 common shares related to the acquisition of this project (Notes 5, 10) and capitalized $47,500 of security deposits paid to the Ontario Power Authority related to these wind projects.

(viii)

St. Thomas

On April 1, 2010 the Company signed an exclusive option agreement with Sunbeam LLC, an affiliated entity, to purchase 100% of EB Farms LLC for 250,000 shares of the Company’s restricted common stock.  The grant of the common stock was fully vested and non-refundable at the time of issuance  Sunbeam LLC owns the rights to a 100MW wind energy project.  The option had to be exercised by June 1, 2010.   The Company chose not to exercise its option.

(ix)

EFI Energy Farming

On May 17, 2010 the Company signed an option agreement with EFI Energy Farming International GmbH, an affiliated entity.  The option gives the Company the right to purchase up to 50% of several wind generation projects in Germany with a nameplate capacity of between 36 and 40 MW subject to obtaining construction permits according to all necessary approvals.  The option cost was 100,000 euros, which has been paid.  Wind Works can obtain the 50% equity interest upon payment of an additional 2,600,000 euros.  Payment terms for the remaining 2.6 million euros will be based upon achieving agreed upon milestones to be set forth in a definitive agreement.

As at June 30, 2010, the definitive agreement had not been established.

12.

Acquisitions, Option Agreements and Power Contract Applications (Continued)

(x)

Burg 1

On June 8, 2010 the Company signed an agreement to purchase a 100% interest in the 4 MW project Burg 1 located near Magdeburg for a total cash payment of 900,000 euros plus the sales tax if applicable.  The agreement called for an initial payment of 450,000 euros by June 15, 2010, a second payment of 225,000 euros no later than Jan. 15, 2011 and a final payment of 225,000 euros no later than April 30, 2011.  On July 9, 2010 an amendment to the original agreement was executed whereby 300,000 euros were to be paid by July 9, 2010, 94,000 euros were paid by Sept. 15, 2010 and 56,000 euros are to be paid by Nov. 15, 2010.  As at June 30, 2010, $225,000 euros ($263,357 USD) has been paid pursuant to this agreement.  Terms affecting the two 225,000 euro payments in 2011 were not changed.

On April 13, 2010 the Company announced it had been offered seven power purchase agreements totaling 80 MW by the Ontario Power Authority.

13.

Contingencies

The Company has accrued contingent liability of $100,000 Cad, which was due thirty days upon signing a Feed-In Tariff contract with Ontario Power Authority pertaining to its Grey-Highlands wind energy project. The amount is payable to a company that originally owned the Grey-Highlands property operating lease agreement.

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

14.

Commitments

On May 17th, the Company signed a financing, marketing and construction organization agreement with EFI Energy Farming International GmbH for Project Burg 1, with payments of 220,000 Euros according to development milestones.

The following are expected lease payments regarding the Company’s operating land leases:

2010	$ 84,698
2011	$ 69,348
2012	$ 32,937
2013	$ 8,923
2014	$ 5,961
There after	$ 118,720

15.

Income Taxes

At June 30, 2010, the Company has unused tax loss carry forwards in the United States of $34,749,432 (2009 - $18,474) expiring between the years 2026 and 2030 which are available to reduce taxable income. As at June 30, 2010 the Company has unused tax loss carry forwards in Mexico of $245,146 (2009 - $Nil) which are available to reduce taxable income. The tax effect of the significant components within the Company's deferred tax asset (liability) at June 30, 2010 are as follows:

	2010	2009
Loss carry forwards	4,994,578	18,474
Other	1,118,190
Valuation allowance	(6,112,768)	(18,474)
Net deferred tax asset	-	-

The income tax expense differs from the amounts computed by applying the statutory rate to pre-tax losses as a result of the following:

	2010	2009

Loss before income taxes	(2,477,370)	(53,184)
Statutory tax rate	34%	34%
Effective tax rate	-	-
Expected recovery at statutory tax rate	(842,306)	(18,082)
Adjustments to benefits resulting from:
Non deductible expenses	221,753	-
Unrecognized tax assets acquired on recapitalization of the company (Notes 1, 12)	(5,473,742)	-
Valuation allowance	6,094,294	18,082
Provision for income taxes	-	-

The potential benefit of operating losses have not been recognized in these financial statements as the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward to future years.

As at June 30, 2010, the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates. The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As at June 30, 2010, there were no accrued interest or penalties relating to tax uncertainties.  The Company is not currently under examination in any state or foreign jurisdiction.

16.

Subsequent events

Subsequent events have been identified as of October 12, 2010.

Subsequent to June 30, 2010 the Company issued 1,400,000 common shares in settlement of accounts payable of $1,316,000 (Note 5).

On September 7, 2010 the Company signed an option agreement to purchase a 50% interest from Aquavent Gesellschaft für regenerierbare Energien GmbH (“Aquavent”) in the Burg II Wind Project, a 6MW project located near Magdeburg, Germany.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.  For 150,000 shares of the Company’s common stock, the Company obtains an option for 90 days to buy Aquavent`s 50% share in the project for 750,000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months Aquavent shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any installments paid by the Company to Aquavent (or cancellation of any share certificates issued).

On September 17, 2010 the Company entered into a joint venture agreement with EFI Energy Farming International GmbH (“EFI”).  The joint venture intends to develop a 20 megawatt wind energy project in Wassertruedingen, Germany.  The joint venture will be owned on a 50/50 basis.  Total cost to the Company will be 1.5 million Euros (approximately $1.959 million based on the current exchange rate) of which the Company has paid a total of 100,000 Euros representing a down payment for the first project milestone.   Equity ownership in the joint venture will be subject to achieving and fulfilling the funding and project milestones.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.

On September 21, 2010 the Company signed an option agreement with EFI Energy Farming International GmbH (EFI) to acquire the remaining 50% interest in the 6 MW Wind Park Burg Phase II.  The  Company now has an option to acquire a 100% interest in the project.   For 1,000,000 shares of restricted Wind Works stock, the Company obtains an option for 90 days to buy EFI`s 50% share in the project for 750.000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months EFI shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any installments paid by the Company to EFI (or cancellation of any share certificates issued).

On July 9, 2010 Wind Works Power Corp. completed the establishment of a 100% owned German-based subsidiary through the acquisition of Blue Wind Harvest KG and renamed the entity Wind Works Project UG (haftungsbeschrankt) & Co. KG.  The purpose of the subsidiary is to serve as a holding company of wind projects located in Europe.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A .

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2010, was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Age

Position

Dr. Ingo Stuckmann

 43

CEO/Director

J.C. Pennie

 71

Chairman

Greg Wilson

 47

Director

Dr. Thomas Tschiesche

 52

Former Director

W. Campbell Birge

 56

CFO/Secretary/Treasurer

Dr. Ingo Stuckmann  serves as our chief executive officer, president and serves on our Board of Directors.  Dr. Stuckmann received a Ph.D. in Natural Sciences from the University of Heidelberg and conducted research at Harvard thereafter. In 2002, Dr. Stuckman  joined Energy FarmingFarming International, a wind park financing and construction company based in Germany. During his tenure  wind park projectrs were developed in both Spain  and the United States.   In 2007, Energy Farming International merged with Seeba Energy Farming Group  at which time Dr. Stuckman served as a principal of the merged entity.   SeeBa Energy Farming Group has approximaely 80 employees and  is involved in the planning and development of  wind turbines throughout the world.  In 2008, Dr. Ingo co-founded Zero Emission People LLC for wind energy development in North America.  Zero Emission People was acquired by Wind Works.

J.C. Pennie serves as chairman of our Board of Directors.  Mr. Pennie has developed  six wind energy projects in Ontario, Canada..  Several of thse wind ennergy projects have been sold or  joint ventures have been established with international firms such as Energy Faming International of Germany and Schneider Power of Toronto. Mr. Pennie is on the IESO (Independent Electrical System Operators) renewable energy standing committee. The IESO is responsible for coordination of generation and transmission with electricity demand. Mr. Pennie is also Vice-Chairman of DareArts Foundation for Children, founded in 1994 using multi-cultural arts education programs for children at risk. DareArts has reached over 110,000 children in Canada.

Dr. Thomas Tschiesche, Ph.D.,   formerly served on our Board of Directors.   Dr. Tschiesche received a Master of Science in Mechanical Engineering from the University of Washington, Seattle and a Ph.D. from the University of Duisburg. He  served over five years as general manager at Nordex, a  leading wind turbine manufacturer. Nordex has developed over  100 wind park projects throughout the world including projects in  Pennsylvania, California, Germany, Spain, Greece, Turkey, Egypt, and China.

         In 2002 serving as its CEO, Dr. Tschiesche   co-founded Energy Farming International, a company organized for wind park financing and construction.    Energy Farming International merged with Seeba Energy Farming Group in 2007 where he also serves as a Principal of the merged entity.  In 2008, Thomas co-founded Zero Emission People LLC for wind energy development in North America.

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

Committees of the Board of Directors

We  presently  do not  have an  audit  committee,  compensation  committee, nominating  committee,  corporate governance committee or any other committee of our  board of directors.  Our entire Board of Directors meets to undertake the responsibilities which would otherwise be delegated to a committee of our board of directors.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

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

Compensation of Directors

Beginning in May 2010,  we compensate Greg Wilson and J.C. Pennie the sum of  CDN $5,000 per month in consideration for serving on our Board of Directors.  Dr. Stuckmann receives $8,000 per month which includes compensation for his services as an officer and director.    In addition we have issued directors stock based compensation as more fully set forth under Item 11. “Executive Compensation”.  Our  directors have been issued shares of our common stock in consideration for their service on the Board.

Terms of Office

Our directors are appointed for one-year  terms to hold office until the next annual general  meeting of the holders of our Common Stock or until removed from office in  accordance  with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Family Relationships

There are no family relationships among our directors and/or officers.

Code of Ethics

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a Code of Ethics for our officers.  The code provides as follows:

▪

Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

▪

Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

▪

Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

▪

Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

▪

Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

The Code of Ethics is set forth on our website located at www.windworkspower.com.  We will also provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact W. Campbell Birge,  our chief executive officer at  our corporate headquarters located at 346 Waverley Street,  Ottawa, Ontario K2P1B8.

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

Item 11.

Executive Compensation.

The Company has no formalized any employment agreement with either its past or current officers.  Rather, our  Board meets on as “as  needed” basis to evaluate compensation issues.  Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

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

  We have not established a compensation package for our current officers or directors.  We anticipate that our compensation program  will consist of three key elements:

▪

A base salary;

▪

A performance bonus; and

▪

Periodic grants and/or options of our common stock.

Base Salary.  Our chief executive officer and all other officers will receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation will be in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock options are granted to executive officers based on their positions and individual performance.  Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.

Our Board has not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board will evaluate  cash, stock grants and stock options paid to similarly situated companies after consideration of the Company’s financial condition.

With respect to stock grants and options issued to the Company’s officers and directors, we consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies.  . The Board grants stock options and shares of our common stock  under our  Stock Incentive and Compensation Plan. (the “Plan”). Pursuant to the Plan, the Board  may grant non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants. To date, our Board has approved the grant of  stock awards and stock options to officers and directors. Under the various Plans, the Compensation Committee has the ability to determine the vesting schedule for any award.

All stock options were granted at the market on the date of grant. Under GAAP we were required to value these grants based on the date of grant. The dollar value of both the stock options and the stock awards are accounting entries and do not necessarily reflect actual compensation received by any of our officers.

Retirement Benefits

We currently do not offer any type of retirement savings plan for our executive officers, directors or employees.

Perquisites

None of our executive officers have perquisites in excess of $10,000 in annual value.

Severance Benefits

We currently do not offer any type of severance program for our executive officers or employees. As we expand our operations,  we may implement such a plan to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored workforce reduction or a change in control of our company.

Current Compensation

Beginning in May 2010,  Dr. Stuckmann receives CDN $8,000 per month in consideration for serving as our chief executive officer and as a member of our Board of Directors.   Mr.  Birge,  our chief financial officer,  receives CDN $2,500 per month.

Summary of Cash and Certain Other Compensation

The following table discloses compensation paid during the fiscal year ended  June 30, 2010 and 2009 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of fiscal year  whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation  identified in the chart below,  were paid to these  executive  officers during these fiscal years

Name                       Fiscal    Salary   Bonus($)  Stock        Option           Non Equity        Non Qualified  All other      Total

Principal                    Yea          ($)                     Awards    Awards        Incentive Plan       Deferred                              ($)

                                                                                   (1)           (2)                      ($)                 Comp ($)

___________________________________________________________________________________________________

Dr, Ingo Stuckmann 2010    16,000                  1,880,000

149,070

     2,045,070

  (CEO/Director)       2009           0                           0

    0

           -0-

J.C. Pennie                2010    10,000                  1,880,000       99,380                                                                        1,989,380                                   -

   (Director)               2009              0                         0                0                                                                                    -0-

W, Campbell Birge   2010    5,000                         30,000

  49,690                                                                            89,680

(CFO/Sec/Treas)       2009    10,000                           0               0                                                                                 10,000

Greg Wilson              2010     10,000                  1,376,000      99,380

      1,485,380

    (Director)             2009        0                             0            0

           -0-

Thomas                2010       0                       1,880,000     99,380

     1,979,380

 Tschiesche           2009       0                              0

      0                                                                         -0-

Former Director

 (1)

The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes  for the fiscal years indicated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R.). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

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

Employment Agreements

Beginning in May 2010,  we pay Dr. Stuckmann our chief executive officer and a director a fee of $8,000 per month.  We also pay W. Campbell Birge  $2,500 per month in his role as our chief executive officer.  There are no written agreements  memorializing these agreements.

Directors Compensation

Beginning in May 2010, we pay our non-officer directors a monthly fee of  $5,000  In addition, our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board.  In addition to the monthly cash compensation,  directors may also receive share based compensation.    In order to attract new directors, it  may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

Stock Options Granted/Exercised in Last Year

During the fiscal year ended June 30, 2010 we issued a total of 1 million common stock options to our officers and directors.  The options are exercisable at $0.85 per share.

No stock options have been exercised.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of June 30, 2010 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock and Options	No. of Options	Percent of Class(7)
Ingo Stuckman (2)*	2,300,000	300,000	6.2%
Greg Wilson (3)*	957,067	200,000	2.6%
J.C. Pennie (4)	2,200,000	200,000	5.9%
W. Campbell Birge (5)	518,241	100,000	1.4%
Thomas Tschiesche (6)*	2,200,000	200,000	5.9%

Derreck Tenannt

   2,000,000

-0-

   5.4%

__________________________________________________________________________________________________

(All officers and directors as a group

4 persons)

8,175,308

      1,000,000

22.0%

*With respect to Dr. Stuckmann and Dr. Tschiesche,  their respective spouses each own 179,083 shares of the Company’s common stock.  With respect to Mr. Wilson,  his spouse owns 53,000 shares of common stock.  Each director disclaims beneficial ownership of any shares held by a spouse.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on  September 30, 2009.  As of September 30, 2009   there were 16,763,345 shares of our common stock issued and outstanding.

(2)

The mailing address for Dr. Stuckmann is Muehlenstrasse 51, 45473 Muelheim Ruhr, Germany

(3)

The mailing address for Mr. Wilson is in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(4)

The mailing address for Mr. Pennie is in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(5)

The mailing address for Mr Birge  is in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5.

(6)

The mailing address for Dr. Tschiesche s Muehlenstrasse 51, 45473 Muelheim Ruhr, Germany.

(7)

Based on 36,863,346 issued and outstanding shares of common stock

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

We issued shares of our common stock  and common stock options to our officers and directors for services rendered.

Related Party Transactions

For the period ended September 30, 2009:

Directors received payments on account of professional fees and reimbursement of expenses.  _

The Company  issued 236,567  shares of common stock valued at  $23,657 to directors and officers in settlement of accounts payable.

The Company issued 900,000  shares of our common stock valued at $90,000 to directors  for services rendered.

The Company has a payable to a director in the amount of $7,854.

The Company entered into a joint venture agreement and option agreement with Zero Emission People LLC, a company controlled by directors and officers.

 For the period ended December 31, 2009:

Directors received payments on account of professional fees and reimbursement of expenses in the amount of $ 14,527.

The Company issued 2,000,000 shares of common stock valued at $1,880,000  for services rendered.

At December 31, 2009,  the Company recorded a payable of  $1,316,000 in connection with the issuance of  1,400,000 shares of common shares.  The shares were issued for services rendered.

At December 31, 2009, the Company recorded a payable to an affiliated entity in the amount of $450,000  related  to the acquisition of a 50% interest in the Settlers Landing wind development project.

At December 31, 2009, the Company recorded a payable to an affiliated entity in the amount of CDN $300,000  related to the acquisition of a 50% interest in six wind development project (companies) .

For the period ended March 31, 2010

During the period ended March 31, 2010 the Company had a balance owing from a shareholder of $1,850  pertaining to funds held in trust.

At March 31, 2010, the Company had a payable to a company related by way of directors in common of $450,000  related to the acquisition of a 50% interest in the Settlers Landing wind development .

At March 31, 2010, the Company had a payable to a company related by way of directors in common of $300,000 related to the Joint Venture with Sunbeam on six  wind projects.

For the period ended June 30, 2010

The Company had a balance owing from a shareholder of $1,850  pertaining to funds held in trust.

At June 30, 2010, the Company had a payable to related parties for shares granted of 1,400,000 common shares for services rendered, for total consideration of $1,316,000.

At June 30, 2010, the Company had payables to related parties of $40,212.

At June 30, 2010, the Company had a payable to a company related by way of directors in common of $450,000  related to the acquisition of a 50% interest in the Settlers Landing wind development project.

At June 30, 2010, the Company had a payable to a company related by way of directors in common of $300,000 related to the Joint Venture with Sunbeam on 6 wind projects.

During the year ended June 30, 2010, the Company issued 300,000 shares (related to the acquisition of a 50% interest in the Settlers Landing wind development project for total consideration of $198,000.

During the year ended June 30, 2010, the Company issued 1,200,000 shares  related to the Sunbeam transaction  for total consideration of $792,000.

During the year ended June 30, 2010, the Company issued 250,000 shares  related to the 100 MW project option for total consideration of $140,000.

Management believes that the consideration paid for these affiliated transactions represent the true value of the services rendered or acquisitions and that the purchase price would have been no different than if negotiated at arm’s length.

Item 14.  Principal Accounting Fees and Services.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $ and  $21,000   for the audit of our annual financial statements for the fiscal years ended June 30, 2010 and 2009, respectively, and $ and $ 10,718 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2010 and 2009  respectively.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2010 and 2009.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit  committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2010  with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2010,  for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2010 and 2009  AND                                                               CUMULATIVE SINCE INCEPTION (November 20, 2002).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  JUNE 30, 2010 and 2009   AND CUMULATIVE SINCE INCEPTION

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

                          WIND WORKS POWER CORP.

Date: October  12,  2010

                           By: /s/ Ingo Stuckman

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckman

Date:  October 12, 2010

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:  October 12,  2010

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  October 12, 2010

……………………….

J.C. Pennie, Director

By:/s/ Greg Wilson

…………………………

DATE:  October  12,  2010

Greg Wilson,  Director