Form 10-Q
period 2010-09-30
Wind Works Power Corp.
filed 2010-11-22
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes__  No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer

[  ]

Accelerated Filer

       [   ]

Non-accelerated Filer

[  ]

Small Reporting  Company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ]   No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes _________          No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  37,029,844  shares of Common Stock as of November 18, 2010.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.

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

Item 1.

Financial Statements.

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Unaudited

Consolidated Interim Financial Statements

Period ended September 30, 2010 and 2009

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED INTERIM FINANCIAL STATEMENTS

To the shareholders of Wind Works Power Corp. (A Continuation of Zero Emission People LLC)

The consolidated interim  financial statements and the notes thereto are the responsibility of the management of Wind Works Power Corp. (A Continuation of Zero Emission People LLC). These consolidated interim  financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Interim Balance Sheets

As at September 30 (Unaudited) and June 30, 2010 (Audited)

(Expressed in United States dollars, unless otherwise stated)

Assets	September 30, 2010	June 30, 2010
Current Assets
Cash and Cash Equivalents	$132,763	$39,263
Prepaid Expenses	999,916	625,961
Accounts Receivable Convertible debenture receivable (Note 8)	15,895 50,000	2,498 -
VAT receivable	65,413	57,545
Due from shareholder	1,850	1,850
	1,265,837	727,117

Long Term Assets

Capitalized lease costs	35,978	38,711
Wind Projects (Note 12)	4,323,253	3,900,735
Fixed assets (Note 7)	5,733	6,038
Loans Receivable	2,720	-
	4,367,684	3,945,484
	$5,633,521	$4,672,601

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,641,264	$2,576,433
Convertible debentures (Note 8)	918,172	385,216
Short term loans (Note 9)	259,796	100,000
	2,819,232	3,061,649

Stockholders’ Equity
Common Stock (Note 10)	34,764	31,448
Additional Paid-in Capital	6,228,789	4,023,824
Contributed Surplus	88,085	88,085
Share subscription liability	150,000	-
Deficit Accumulated during the Development Stage	(3,680,960)	(2,531,704)
Cumulative translation adjustment	(6,389)	(701)
	2,814,289	1,610,952
	$5,633,521	$4,672,601

Going concern (Note 1), Contingencies (Note 13), Commitments (Note 14)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Interim Statement of Operations (Unaudited)

For the Periods Ended September 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Cumulative from May 2, 2008 (Inception) to September 30, 2010
Income
Interest	362	-	362
Non-refundable deposit	97,290	-	97,290
Total income	97,652	-	97,652

Expenses
Advertising and promotion	2,019	-	13,152
Accretion interest (note 8)	498,061	-	1,089,104
Consulting fees	18,760	-	101,610
Depreciation	304	-	1,023
Office and miscellaneous	834	-	10,355
Professional fees	92,669	-	228,528
Rent	2,465	-	6,411
Stock-based compensation	399,461	-	773,809
Interest and service charges	38,120	19	86,799
Travel and lodging	3,392	-	17,522
Project development costs	177,443	-	778,866
Foreign exchange	(10,358)	-	(495)
Loss on extinguishment of debt (Note 8)	-	-	564,130
Lease expense	23,738	-	107,798
Total operating expenses	1,246,908	19	3,778,612
Net loss for the period	1,149,256	19	3,680,960
Comprehensive loss
Foreign currency translation adjustment	5,687	-	6389
Comprehensive loss for the period	1,154,943	19	3,687,349
Basic and Diluted Loss per Share	(.03)	(.00)
Weighted Average Number of Shares Outstanding	33,524,250	5,000,000

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Interim Statement of Cash Flows (Unaudited)

For the Period Ended September 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period ended September 30, 2010	Three Month Period Ended September 30, 2009	May 2, 2008 (Date of Inception) to September 30, 2010
Cash Flows from Operating Activities
Net loss for the period	$(1,149,256)	$(19)	$(3,680,960)
Add (deduct) non-cash items:
Depreciation	305	-	1,023
Lease amortization	2733	-	14,022
Loss on extinguishment of debt	-	-	564,130
Accretion interest	498,061	-	1,089,104
Shares issued for services	399,461	-	685,499
Stock based compensation	-	-	88,310
Changes in non-cash working capital items:
Accounts receivable Convertible debenture receivable	(13,397) (50,000)	-	(13,899) (50,000)
VAT receivable	(7,868)	-	(65,413)
Prepaid expenses	443	-	642
Loan receivable	(2,720)	-	(2,720)
Accounts payable and accrued liabilities	242,340	19	584,701
	$(79,898)	$-	$(785,561)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	-	-	34,192
Purchase of fixed assets	-	-	(2,559)
Investment in wind projects (Note 12 )	(197,920)	-	(461,477)
Leases	-	-	(50,000)
	$(197,920)	$-	$(479,844)

Cash Flows from Financing Activities
Proceeds from private placements	-	-	650,000
Issuance of convertible debentures	150,000	-	425,000
Proceeds from loan payable	71,318	-	171,318
Subscriptions payable	150,000	-	150,000
Advances from related parties	-		1,850
	$371,318	$-	$1,398,168
Increase (decrease) in cash from continuing operations	93,500		132,763
Cash, beginning of the period	39,263	-	-
Cash, end of the period	$132,763	$-	$132,763

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Interim Statements of Stockholders’ Equity (Unaudited)

September 30, 2010

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	-	-	100,000
Net Loss	-	-	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	-	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	-	-	10,000
Net Loss	-	-	-	-	-	-	(53,184)	(53,184)
Balance June 30, 2009	5,000,000	5,000	105,000	-	-	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	1,245,394	-	-	-	-	1,267,451
Capital issued for financing	1,080,000	1,080	538,920	-	-	-	-	540,000
Capital issued for services	1,501,500	1,502	902,849	-	-	-	-	904,350
Capital issued for wind projects	1,750,000	1,750	-	-	-	-	-	1,750
Stock based Compensation	-	-	-	88,085	-	-	-	88,085
Fair value of warrants	-	-	364,071	-	-	-	-	364,071
Beneficial conversion feature	-	-	842,650	-	-	-	-	842,650
Conversion of convertible debenture	62,500	63	24,937	-	-	-	-	25,000
Translation adjustment	-	-	-	-	-	(701)	-	(701)
Net Loss	-	-	-	-	-	-	(2,477,370)	(2,477,370)
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for services Fair value of warrants	3,316,250 -	3,316 -	2,089,859 51,356	- -	- -	- -	- -	2,093,175 51,356
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Share subscription liability	-	-	-	-	150,000	-	-	150,000
Translation adjustment	-	-	-	-	-	(5,688)	-	(5,688)
Net Loss	-	-	-	-	-	-	(1,149,256)	(1,149,256)
Balance September 30, 2010	34,763,367	34,764	6,228,789	88,085	150,000	(6,389)	(3,680,960)	2,814,289

The accompanying notes are an integral part of the consolidated interim financial statements

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

Effective January 31, 2010, the Company completed the acquisition of Zero Emissions People LLC. According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Zero Emissions People LLC for the net monetary assets of the Company accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated. The September 30, 2009 comparative figures are the September 30, 2009 financial statements of Zero Emissions People LLC (note 10).

Going Concern

These consolidated interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. If the going concern assumption were not appropriate for these financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

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

	September 30 2010	June 30 2010
Deficit accumulated during the exploration stage	3,680,960	2,531,704
Working capital (deficiency)	(1,553,395)	(2,334,532)

2.

Significant Accounting Policies

The consolidated interim financial statements are prepared by management in accordance with generally accepted accounting principles of the United States of America. Actual results could differ from these estimates. The principal accounting policies followed by the Company are as follows:

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

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.  During the period ended September 30, 2010, the Company recognized amortization of $2,733 (2009 - $nil).

Fixed Assets

Fixed Assets are capitalized at cost.  Depreciation is recorded on a declining balance basis at a rate of 20% per annum.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated interim financial statements of the Company are translated to United States dollars in accordance with ASC 830. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and the European Euro. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

2.

Principal Accounting Policies (Continued)

Comprehensive Income

ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at September 30, 2010 and 2009 the Company’s only component of comprehensive income is foreign currency translation adjustments.

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

		Fair Value at September 30, 2010			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	132,763	132,763	-	-	39,263
Accounts receivable Convertible debenture receivable	15,895 50,000	15,895 50,000	- -	- -	2,498 -
Due from shareholder Loan receivable	1,850 2,720	1,850 2,720	- -	- -	1,850 -
Accounts payable and accrued liabilities	1,641,264	1,641,264	-	-	2,476,433
Short term loan	259,796	259,796	-	-	100,000
Convertible debentures	918,172	-	-	918,172	385,216

The carrying value of accounts receivable, due from shareholder, loan receivable, accounts payable and accrued liabilities, and short term loans approximates their fair value due to their short term nature. The Company’s cash equivalents and GIC are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  VAT receivable represent amounts due from a national government regarding refund of taxes.

The estimated fair value of the convertible debentures accounted for as liabilities was determined using the relative fair value basis of the convertible debentures and warrants issued.  The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following inputs:

September 30, 2010
Risk free interest rate	0.25 – 0.98%
Expected life of warrants	1-2 years
Expected stock price volatility	106 - 110%
Expected dividend yield	0%

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

(ii) ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 has no impact on its consolidated interim financial statements.

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

5.

Related Party Transactions

At September 30, 2010, the Company had a balance owing from a shareholder of $1,850 (2009 – $nil) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At September 30, 2010, the Company had a loan payable from an officer of $88,478 (2009 - $nil). The amount is due on demand, unsecured, and bears a 10% interest.

At September 30, 2010, the Company had a loan payable from a director of $24,333 (2009 - $nil). The amount is due on demand, unsecured, and bears no interest.

During the period ended September 30, 2010, the Company issued 1,400,000 shares valued at $1,316,000 in settlement of an amount payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.

During the period ended September 30, 2010, directors received payments of $24,080 (2009 – nil) for services rendered.

At September 30, 2010, the Company had payables to officers and directors of $79,750 (2009 – nil) for services rendered.

At September 30, 2010, the Company had accrued a payable to a company related by way of directors, officers and shareholders in common of $286,650 (2009 – nil) related to the acquisition of interests in six wind projects (Note 12 vi).

At September 30, 2010, the Company had a payable to a company related by way of directors in common of $450,000 (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind project (Note 12 vii).

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2010 or 2009. During the period ended September 30, 2010, the company entered into certain non-cash operating activities as follows:

During the period ended September 30, 2010, the Company issued 1,916,250 common shares at various share prices with a total fair market value of $777,175 for services.  $167,805 has been recognized as stock based compensation, and $609,370 has been included in prepaid expenses.

During the period ended September 30, 2010, the Company issued 1,400,000 shares valued at $1,316,000 in settlement of an amount payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at September 30, 2010	Net Book Value at June 30, 2010

$ 6,038	$ -	$ 305	$ 5,733	$ 6,038

During the period ended September 30, 2010, total additions to property, plant and equipment were $ nil (2009- $ nil).  During the period ended September 30, 2010 the Company recorded depreciation of $305.

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

As a result of the above modification, the Company reported a loss of $564,130 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.  At April 29, 2010, a new debt discount of $992,300 was recorded against the convertible debt and will be amortized as interest expense over the life of the debt.   During the period ended September 30, 2010 the Company recognized $425,271 of accretion interest on the debt.

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of 0.96%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital.  During the period ended September 30, 2010 the Company recognized $53,605 of accretion interest on the debt.

During the year ended June 30, 2010 the Company received notice of conversion for $25,000 in principal of convertible debentures resulting in the issuance of 62,500 shares of common stock.

On August 31, 2010 the Company issued $150,000 of convertible debt in a subscription agreement between the Company and a group of investors, of which $50,000 is receivable. The debt carries an interest rate of 10% annually, due upon the maturity date, February 28, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 300,000 common shares with an exercise price of $0.50 per share that expire on August 31, 2012. The fair value of the warrants is $0.26 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.57 with a maturity date of 1 year and effective interest rate of 0.25%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $115,105 which was recorded against the convertible debt and offset in additional paid in capital.  During the period ended September 30, 2010 the Company recognized $19,184 of accretion interest on the debt.

8.

Convertible Debentures(Continued)

The above convertible debenture liabilities are as follows:

	September 30, 2010	June 30, 2010
March 31, 2010 convertible debentures payable	$ 250,000	$ 250,000
April 29, 2010 convertible debentures payable August 31, 2010 convertible debentures payable	992,300 150,000	992,300 -
Total convertible debentures payable	1,392,300	1,242,300
Less: unamortized discount on March 31, 2010 convertible debentures payable	(94,693)	(148,298)
Less: unamortized discount on April 29, 2010 convertible debentures payable Less: unamortized discount on August 31, 2010 convertible debentures payable	(283,514) (95,921)	(708,786) -
Net convertible debentures payable	$ 918,172	$ 385,216

9.

Short Term Loan

Short term loans of $259,796 are unsecured, non-interest bearing and are due on demand except for $88,478 which bears interest at 10% per annum.

10.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended September 30, 2010:

a)

The Company issued 1,916,250 (2009 – nil) shares of the company at various share prices for a total consideration of $777,175 (2009 - nil) for services rendered.

b)

During the period ended September 30, 2010, the Company issued 1,400,000 shares valued at $1,316,000 in settlement of an amount payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.

c)

During the period ended September 30, 2010 the Company issued 300,000 warrants at an exercise price of .50 with an expiry date of August 31, 2012 through subscriptions to convertible debentures.

The following share purchase warrants were outstanding at September 30, 2010:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	0.64	1,975,000	2.39
Warrants	0.50	300,000	2.00
Outstanding and exercisable at September 30, 2010	0.62	2,275,000	2.14

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

	September 30, 2010	June 30, 2010
Risk free interest rate	0.25%	0.48% - 0.96%
Expected life of warrants	1 year	1 year
Expected stock price volatility	110.8%	110.8%
Expected dividend yield	0%	0%

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

Changes in the Company’s stock options for the period ended September 30, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	1,000,000	$ 0.85	2.25
Cancelled	-	-	-
Issued	-	-	-
Balance, June 30 and September 30, 2010	1,000,000	$ 0.85	2.00

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

	September 30, 2010	June 30, 2010
Risk free interest rate	-	0.60%
Expected dividend yield	-	0%
Expected stock price volatility	-	110%
Expected life of options	-	1 year

During the period ended September 30, 2010 the Company recognized stock based compensation expense in the amount of $ nil (2009: nil).

12.

Acquisitions, Option Agreements and Power Contract Applications

As at September 30, 2010, the Company had capitalized wind development project costs as follows:

	September 30, 2010	June 30, 2010
Skyway 126 (Note 12 i)	1,997,468	1,997,468
Zero emissions people (Note 12ii)	570,760	570,760
Sunbeam (Note 12 vi)	571,650	571,650
Settlers Landing (Note 12 vii)	497,500	497,500
Burg 1 (Note 12 x)	549,755	263,357
EFI Joint Venture (Note 12xii)	136,120	-
	4,323,253	3,900,735

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

- 9,000,000 shares of common stock on August 15, 2010 (refer to Note 14)

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

(iii)

Honelles

On November 9, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Honelles, a 10 megawatt wind energy project located in Belgium, from a company controlled by a former director of the Company. In consideration for the 100% interest, Wind Works must make an initial cash payment of $100,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On May 28, 2010 the option was extended and payments deferred to October 31, 2010.  On September 30, 2010 the Company decided to not exercise its options on this project as it was not considered part of the strategic focus on Germany, Canada and the United States.

(iv)

Ecsed

On November 11, 2009 the Company announced it had signed an option agreement to acquire a 100% interest in Ecsed, a 50 megawatt wind energy project located in Hungary, from a company controlled by a former Director of the Company . In consideration for the 100% interest, the Company must make an initial cash payment of $125,000 on January 15, 2010 and a further cash payment of $375,000 on March 15, 2010.  On May 28, 2010, the option was extended and payments deferred to October 31, 2010.  On September 30, 2010 the Company decided to not exercise its options on this project as it was not considered part of the strategic focus on Germany, Canada and the United States.

(v)

Halas

On October 27, 2009 the Company signed an option agreement to acquire a 100% interest in Halas, a three phase 85 megawatt wind energy project located in Hungary, from a company controlled by a former director of the Company. The consideration for the 100% interest is to be determined.  On May 28, 2010 the option was extended to October 31, 2010.  On September 30, 2010 the Company decided to not exercise its options on this project as it was not considered part of the strategic focus on Germany, Canada and the United States.

(vi)

Sunbeam

On November 27, 2009 the Company signed an agreement whereby it  acquired a 50% interest in another 6 wind energy projects totaling 80 megawatts (MW) located in Ontario, with an option to increase its interests to 100%, from Sunbeam LLC, a related party. All 6 projects submitted power contract applications on November 30th under the new Feed-in Tariff program of the Ontario Power Authority. The agreement calls for the issuance of 1,200,000 restricted common shares of the Company’s stock, and payment in cash of $300,000 CDN on April 30, 2010 (Note 5).

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

During the year ended June 30, 2010 the Company issued 300,000 common shares related to the acquisition of this project (Notes 5, 10).

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

As at September 30, 2010, the definitive agreement had not been established.

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

(xi)

 Burg II

On September 7, 2010 the Company signed an option agreement to purchase a 50% interest from Aquavent Gesellschaft für regenerierbare Energien GmbH (“Aquavent”) in the Burg II Wind Project, a 6MW project located near Magdeburg, Germany.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.  For 150,000 shares of the Company’s common stock, the Company obtains an option for 90 days to buy Aquavent`s 50% share in the project for 750,000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months Aquavent shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to Aquavent (or cancellation of any share certificates issued).

On September 21, 2010 the Company signed an option agreement with EFI Energy Farming International GmbH (EFI) to acquire the remaining 50% interest in the 6 MW Wind Park Burg Phase II.  The Company now has an option to acquire a 100% interest in the project.  For 1,000,000 shares of restricted Wind Works stock, the Company obtains an option for 90 days to buy EFI`s 50% share in the project for 750.000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months EFI shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to EFI (or cancellation of any share certificates issued).

(xii)

 Joint venture with EFI

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

The following are expected lease payments regarding the Company’s operating land leases:

2010	$ 7,214
2011	$ 71,084
2012	$ 34,575
2013	$ 8,991
2014	$ 5,961
There after	$ 118,720

At the request of Zero Emissions People L.L.C. 9,000,000 common shares to be issued to Zero Emissions People L.L.C. on Aug.15, 2010 have not been issued pending review of tax treatment.

15.

Subsequent Events

There are no subsequent events.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Our business strategy is to pursue opportunities in wind energy. We intend to develop wind farms  We will assemble land packages (“Wind Farms”), secure requisite environmental permitting, provide wind testing for a one year period  by erecting towers to measure wind speed.  Subject to favorable wind testing results, we  then apply for  power contracts for the number of megawatts (MW) that our land position will allow. Once we secure power contracts,  we believe that we will be able to lease or sell the Wind Farms to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

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

11.     Ganaraska Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Ganaraska Project.  The Ganaraska Wind Park project is a 20MW project located north of Oshawa, Ontario, Canada.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Ganaraska project has been awarded a FIT contract by the Ontario Power Authority.   The contract was executed  May 3, 2010.

12.     Stonetown Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Stonetown Wind Project.  The Stonetown Wind Park project is a 10MW project located near St. Mary, Ontario.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Stonetown project will be undergoing Economic Connection Testing before a further decision on a FIT contract award can be made by the Ontario Power Authority.

13.     Lakeside Breezes Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Lakeside Breezes Wind Park.  The Lakeside Breezes Wind Park is a 10MW project located south of London, Ontario, Canada. This project has been developed in an area of high elevation.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to ditions (community or aboriginal price adder), over a 20-year term.    The Company was notified on April 8, 2010 that the Lakeside Breezes project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

14

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

15.

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

     16.

1Northern Lights Wind Park: The Company holds a 50% interest (with an option to increase to 100%) in the Northern

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

17.

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

In addition to the numerous wind farms, the Company has property options for additional wind farms.

Following is a brief summary of these options.

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

Burg II Wind Project

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

Joint Venture Agreements:

Following is a brief summary of our joint venture agreements.

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

Wind development determines the MW capacity of a project.  Generally, MW for  projects are decided as follows: Generally, the location (land) where the wind farm is located allows for a certain number of turbines to be fitted on to the projects land due to setbacks from houses roads and other buildings or infrastructure  items. Also turbines create a noise parameter which circles out a portion of the land and which parameter has to be fitted in with the setbacks towards any structure.  (Generally, in Ontario at least 550m from a house. Most ordinances prohibit more than 45 decibel in an  inhabited  structure at any time). Wind turbines have a nameplate capacity of generally 1.5-2.5 MW.  By using the  land and the turbine model you create a layout which is used to determine whether  these turbines fit within  the layout and how many turbine sites must be secured  under an easement agreement.

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

Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated and the financial statements presented are those of Zero Emissions .  Wind Works is deemed to be a continuation of  the business of Zero Emissions.

As a result of the foregoing transaction with Zero Emission,  it will be very difficult for you to assess the prior operations  of Wind Works with the information presented herein.

Comparison of Operating Results for the Three  Months ended September 30, 2010 and 2009 and from May 2, 2008  (“Inception”) to September 30, 2010.

Revenue

For the three months ended September 30, 2010 we generated $97,290 in income representing  revenues earned from a non-refundable deposit. Until this time,  our only other  revenue was from  interest income which we earned  as a result of our cash holdings generated from the sale of our securities. Monies are deposited in interest bearing accounts until such time as needed for wind farm acquisitions,  land commitments or contractual obligations.   Interest income for the three  months ended September 30, 2010 and from Inception totaled $362.  Total revenues were $97,652.

Operating Expenses

For the three months ended September 30, 2010 our operating expenses totaled $1,246,908.  As a result of our categorization of the acquisition of Zero Emission as a reverse merger,  there are no operations reported for the comparable period ended September 30, 2009.  Total operating expenses since inception were $3,778,612.

In order to preserve our cash holdings,  we have relied on stock based compensation.  As a result, for the three months ended September 30, 2010 and since Inception totaled stock based compensation totaled $399,461  and $773,809 respectively.  Other significant expenditures for the three months ended September 30,  2010 were project development costs of $177,443, professional fees of $92,669, interest and service charges totaling $38,120  and consulting fees totaling $18,760.  Since Inception these expenses totaled $778,866, $228,528, $86,799 and $101,610 respectively.

We recorded accretion interest expense totaling $498,061. This expense item was incurred as a result of the modification of the terms and conditions of $992,000 in the Company’s outstanding convertible debt.   Accretion interest since Inception totaled $1,089,104.  For the three months ended September 30, 2009, the Company did not record any loss on the extinguishment of indebtedness.  However, since Inception loss from the extinguishment of debt totaled $564,130.  (See Footnote 8.)

All other line item expenses that we incurred for the quarter ended September 30, 2010 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2010 totaled $(1,149,256) and $(3,680,960) since Inception.

For the three months ended September 30, 2010 We had a net loss per share of $(.03).

We will require additional capital to fully implement our business plan.   There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your  entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2010  we had cash and cash equivalents totaling $132,763  and prepaid expenses totaling $999,916.  We also have a value added tax receivable of $65,413, a convertible debenture receivable of $50,000 and accounts receivable totaling $15,895.  Total current assets are $1,265,837.  At June 30, 2010 we had cash totaling $39,263, prepaid expenses totaling $625,951,  VAT receivable totaling $57,545 and accounts receivable totaling $2,498.  Total current assets at June 30, 2010 were $727,117.

Prepaid assets consist primarily of common stock issued for services to be rendered.

The significant increase in our cash holdings is primarily attributable to proceeds we received from the sale of our securities.  Similarly the increase in our prepaid expenses is attributable  to the issuance of our common stock for services to be rendered.

 Our long term assets at September 30, 2010 totaled $4,367,684.   These assets are primarily attributable to our wind projects valued at $4,323,253.   At  June 30, 2010 long term assets totaled   $3,945,484  of which  $3,900,735 was attributable to our wind projects.

Total assets at September 30, 2010 were $5,633,521 as compared to $4,672,601 at June 30, 2010.

Our current liabilities at September 30, 2010 totaled $2,819,232  consisting primarily of accounts payable totaling $1,641,264,  convertible debentures totaling $918,172 and short term loans totaling $259,796.   Current liabilities at June 30, 2010 totaled $3,061,649 consisting of $2,576,433 in accounts payable, $385,216 in convertible debentures and $100,000 in short term loans.  We used proceeds from the sale of our securities to reduce our outstanding accounts payable  by approximately $935,000.

 We have a working capital deficit   at September 30, 2010 (current assets less current liabilities) of $1,553,395  as compared to a working capital deficit  of $2,334,532  at June 30, 2010.   Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to implement our business plan. If we are unable to  pay our liabilities as they become due, and our creditors are not willing to defer payments,  we may be required to seek protection from creditor claims.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2010  we issued  a total of  3,316,250   shares of our common stock in consideration for services rendered.   We issued 375,000 shares of our common stock at $.40 per share and we issued 1,250,000 shares of our common stock pursuant to the conversion of $500,000 of the Company’s outstanding convertible debt at $.40 per share.

We also issued $150,000 of convertible debt and 300,000 common stock purchase warrants exercisable at $0.50 per share.

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

Removed and Reserved.

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

                           Wind Works Power Corp.

Date:   November 22,  2010

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  November 22, 2010

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer