Form 10-Q
period 2010-12-31
Wind Works Power Corp.
filed 2011-02-15
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  46,479,844   shares of Common Stock as of  February 11, 2011.

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

WINDWORKSPOWER

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Unaudited

Consolidated Interim Financial Statements

Period ended December 31, 2010 and 2009

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Interim Balance Sheets

As at December 31 (Unaudited) and June 30, 2010 (Audited)

(Expressed in United States dollars, unless otherwise stated)

Assets	December 31, 2010	June 30, 2010
Current Assets
Cash and Cash Equivalents	$28,288	$39,263
Prepaid Expenses	605,247	625,961
Accounts Receivable	161,851	2,498
VAT receivable	29,024	57,545
Due from shareholder	1,850	1,850
	826,260	727,117

Long Term Assets

Capitalized lease costs	33,245	38,711
Wind Projects (Note 12)	4,526,395	3,900,735
Fixed assets (Note 7)	5,429	6,038
Loans Receivable	2,678	-
	4,567,747	3,945,484
	$5,394,007	$4,672,601

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,005,646	$2,576,433
Convertible debentures (Note 8)	820,544	385,216
Short term loans (Note 9)	273,790	100,000
	3,099,980	3,061,649

Stockholders’ Equity
Common Stock (Note 10)	46,290	31,448
Additional Paid-in Capital	7,174,386	4,023,824
Contributed Surplus	244,925	88,085
Share subscription liability	71,318	-
Deficit Accumulated during the Development Stage	(5,225,158)	(2,531,704)
Cumulative translation adjustment	(17,734)	(701)
	2,294,027	1,610,952
	$5,394,007	$4,672,601

Going concern (Note 1), Contingencies (Note 13), Commitments (Note 14)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Interim Statement of Operations (Unaudited)

For the Periods Ended December 31, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended December 31, 2010	Six Month Period Ended December 31, 2010	Three Month Period Ended December 31, 2009	Six Month Period Ended December 31, 2009	Cumulative from May 2, 2008 (Inception) to December 31, 2010
Income
Interest	167	529	-	-	529
Non-refundable deposit	-	97,290	-	-	97,290
Total income	167	97,819	-	-	97,819

Expenses
Advertising and promotion	3,187	5,206	-	-	16,337
Accretion interest (note 8)	394,672	892,733	-	-	1,483,776
Consulting fees	594,070	1,012,291	28,000	28,000	1,469,489
Depreciation	304	609	2,497	2,497	1,327
Office and miscellaneous	13,556	14,390	-	-	23,911
Professional fees	129,836	222,505	7,500	7,500	358,364
Rent	2,457	4,921	-	-	8,868
Interest and service charges	44,156	82,279	119	138	130,958
Travel and lodging	-	3,392	-	-	17,522
Insurance	1,256	1,256	-	-	1,256
Project development costs	323,421	500,864	-	-	1,102,286
Foreign exchange	21,223	10,865	-	-	20,728
Loss on extinguishment of debt (Note 8)	-	-	-	-	564,130
Lease expense	16,227	39,965	5,717	5,717	124,025
Total operating expenses	1,544,365	2,791,276	43,833	43,852	5,322,977
Net loss for the period	1,544,198	2,693,457	43,833	43,852	5,225,158

Comprehensive loss
Foreign currency translation adjustment	11,345	17,032	-	-	17,734
Comprehensive loss for the period	1,555,543	2,710,489	43,833	43,852	5,242,892

Basic and Diluted Loss per share	0.04	0.07	0.01	0.01
Weighted Average Number of Shares Outstanding	38,138,693	37,384,135	5,000,000	5,000,000

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Interim Statement of Cash Flows (Unaudited)

For the Period Ended December 31, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Six Month Period ended December 31, 2010	Six Month Period Ended December 31, 2009	May 2, 2008 (Date of Inception) to December 31, 2010
Cash Flows from Operating Activities
Net loss for the period	$(2,693,457)	$43,852	$(5,225,158)
Add (deduct) non-cash items:
Depreciation	612	2,497	1,330
Lease amortization	5,466	-	16,755
Loss on extinguishment of debt	-	-	564,130
Accretion interest	892,733	-	1,483,776
Shares issued for services	896,131	-	1,182,169
Stock based compensation	95,400	-	183,710
Changes in non-cash working capital items:		(2,000)	(159,855)
Accounts receivable	(159,353)
VAT receivable	28,521	-	(29,024)
Prepaid expenses	(17,519)	-	(17,519)
Loan receivable	(2,678)	-	(2,678)
Accounts payable and accrued liabilities	787,221	5,709	1,129,578
	$(166,923)	$50,058	$(872,786)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	-	-	34,192
Purchase of fixed assets	-	-	(2,559)
Investment in wind projects (Note 12 )	(215,370)	-	(478,727)
Leases	-	(50,000)	(50,000)
	$(215,370)	$(50,000)	$(497,094)

Cash Flows from Financing Activities
Proceeds from private placements	150,000	-	800,000
Issuance of convertible debentures	150,000	-	425,000
Proceeds from loan payable	-	-	100,000
Subscriptions payable	71,318	-	71,318
Advances from related parties	-	-	1,850
	$371,318	$-	$1,398,168
Increase (decrease) in cash from continuing operations	(10,975)	58	28,288
Cash, beginning of the period	39,263	-	-
Cash, end of the period	$28,288	$58	$28,288

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Interim Statements of Stockholders’ Equity (Unaudited)

December 31, 2010

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

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Interim Statements of Stockholders’ Equity (Unaudited)

December 31, 2010

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for services Fair value of warrants	3,316,250 -	3,316 -	2,089,859 51,356	- -	- -	- -	- -	2,093,175 51,356
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Share subscription liability	-	-	-	-	150,000	-	-	150,000
Translation adjustment	-	-	-	-	-	(5,688)	-	(5,688)
Net Loss	-	-	-	-	-	-	(1,149,256)	(1,149,256)
Balance September 30, 2010	34,763,367	34,764	6,228,789	88,085	150,000	(6,389)	(3,680,960)	2,814,289

Capital issued for financing	375,000	375	149,625	-	(150,000)	-	-	-
Capital issued for wind projects	9,550,000	9,550	226,950	-	-	-	-	236,500
Conversion of convertible debenture	1,345,548	1,346	528,717	-	-	-	-	530,063
Capital issued for services Fair value of warrants	255,000	255	101,745	-	-	-	-	102,000
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(11,345)	-	(11,345)
Net Loss	-	-	-	-	-	-	(1,544,198)	(1,544,198)
Balance December 31, 2010	46,288,915	46,290	7,174,386	244,925	71,318	(17,734)	(5,225,158)	2,294,027

The accompanying notes are an integral part of the consolidated interim financial statements

1.

Basis of Presentation

Wind Works Power Corp. formerly known as AmMex Gold Mining Corp. (the “Company”) changed its name on March 25, 2009.  The Company, incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.  The Company intends to develop wind parks.  It will assemble land packages, secure requisite environmental permitting, provide wind testing by erecting towers to measure wind speed.  Subject to favorable wind testing results, it will then apply for a power contract for the number of megawatts (MW) that the project will allow. Once it secures power contracts, management believes that it will be able to lease or sell the wind parks to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

Effective January 31, 2010, the Company completed the acquisition of Zero Emissions People LLC. According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Zero Emissions People LLC for the net monetary assets of the Company accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated. The December 31, 2009 comparative figures are the December 31, 2009 financial statements of Zero Emissions People LLC (note 10).

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

	December 31 2010	June 30 2010
Deficit accumulated during the exploration stage	5,225,158	2,531,704
Working capital (deficiency)	(2,273,720)	(2,334,532)

2.

Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Wind Works Power Corp. for the year ended June 30, 2010.

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

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.  During the period ended December 31, 2010, the Company recognized amortization of $2,733 (2009 - $nil).

Fixed Assets

Fixed Assets are capitalized at cost.  Depreciation is recorded on a declining balance basis at a rate of 20% per annum.

2.

Significant Accounting Policies (Continued)

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

2.

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

2.

Significant Accounting Policies (Continued)

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

Comprehensive Income

ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at December 31, 2010 and 2009 the Company’s only component of comprehensive income is foreign currency translation adjustments.

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

2.

Significant Accounting Policies (Continued)

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

Significant Accounting Policies (Continued)

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

		Fair Value at December 31, 2010			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	28,288	28,288	-	-	39,263
Accounts receivable	161,851	161,851	-	-	2,498
Due from shareholder Loan receivable	1,850 2,678	1,850 2,678	- -	- -	1,850 -
Accounts payable and accrued liabilities	2,005,646	2,005,646	-	-	2,476,433
Short term loan	273,790	273,790	-	-	100,000
Convertible debentures	820,544	-	-	820,544	385,216

The carrying value of accounts receivable, due from shareholder, loan receivable, accounts payable and accrued liabilities, and short term loans approximates their fair value due to their short term nature. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

5.

Related Party Transactions

At December 31, 2010, the Company had a balance owing from a shareholder of $1,850 (2009 – $nil) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At December 31, 2010, the Company had a loan payable from an officer of $173,790 (2009 - $nil). The amount is due on demand, unsecured, and bears a 10% interest.

During the period ended December 31, 2010, the Company issued 9,000,000 shares (2009 – nil) related to the acquisition of Zero Emissions valued at nil (2009 – nil) which was a company related to the Company by way of directors, officers and shareholders in common.

During the period ended December 31, 2010, directors received payments of $28,197 (2009 – nil) for services rendered.

During the period ended December 31, 2010, a company owned by a director received payments of $71,361 (2009 – nil) for project development.

At December 31, 2010, the Company had payables to officers and directors of $169,424 (2009 – nil) for services rendered.

At December 31, 2010, the Company had accrued a payable to a company related by way of directors, officers and shareholders in common of $286,650 (2009 – nil) related to the acquisition of interests in six wind projects (Note 12 vi).

At December 31, 2010, the Company had a payable to a company related by way of directors in common of $450,000 (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind project (Note 12 vii).

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2010 or 2009. During the period ended December 31, 2010, the company entered into certain non-cash operating activities as follows:

During the period ended December 31, 2010, the Company issued 255,000 common shares at $0.40 for a total fair market value of $102,000 for services.  $13,111 has been recognized as stock based compensation, and $88,890 has been included in prepaid expenses.

During the period ended December 31, 2010, the Company issued 550,000 shares valued at $236,500 in settlement of Wind Project Agreements.

During the period ended December 31, 2010, the Company issued 9,000,000 shares valued at nil in settlement of the Zero Emissions People acquisition agreement.

During the period ended December 31, 2010, the Company issued 1,345,548 shares valued at $530,519 from the conversion of convertible debentures.

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at December 31, 2010	Net Book Value at June 30, 2010

$ 6,038	$ -	$ 609	$ 5,429	$ 6,038

During the period ended December 31, 2010, total additions to property, plant and equipment were $ nil (2009- $ nil).  During the period ended December 31, 2010 the Company recorded depreciation of $304.

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

As a result of the above modification, the Company reported a loss of $564,130 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.  At April 29, 2010, a new debt discount of $992,300 was recorded against the convertible debt and will be amortized as interest expense over the life of the debt.   During the period ended December 31, 2010 the Company recognized $283,514 of accretion interest on the debt.

8.    Convertible Debentures (Continued)

During the period ended December 31, 2010 the Company received notice of conversion for $492,300 in principle of convertible debentures resulting in the issuance of 1,250,000 shares of common stock. An additional 95,548 shares valued at $38,219 were issued for interest owing on these converted debentures

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of 0.96%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital.  During the period ended December 31, 2010 the Company recognized $53,605 of accretion interest on the debt.

During the year ended June 30, 2010 the Company received notice of conversion for $25,000 in principal of convertible debentures resulting in the issuance of 62,500 shares of common stock.

On August 31, 2010 the Company issued $150,000 of convertible debt in a subscription agreement between the Company and a group of investors, of which $50,000 is receivable. The receivable amount was received during the period ended December 31, 2010. The debt carries an interest rate of 10% annually, due upon the maturity date, February 28, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 300,000 common shares with an exercise price of $0.50 per share that expire on August 31, 2012. The fair value of the warrants is $0.26 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.57 with a maturity date of 1 year and effective interest rate of 0.25%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $115,105 which was recorded against the convertible debt and offset in additional paid in capital.  During the period ended December 31, 2010 the Company recognized $57,552 of accretion interest on the debt.

The above convertible debenture liabilities are as follows:

	December 31, 2010	June 30, 2010
March 31, 2010 convertible debentures payable	$ 250,000	$ 250,000
April 29, 2010 convertible debentures payable August 31, 2010 convertible debentures payable Conversion of April 29, 2010 convertible debentures	992,300 150,000 (492,300)	992,300 - -
Total convertible debentures payable	900,000	1,242,300
Less: unamortized discount on March 31, 2010 convertible debentures payable	(41,088)	(148,298)
Less: unamortized discount on April 29, 2010 convertible debentures payable Less: unamortized discount on August 31, 2010 convertible debentures payable	- (38,368)	(708,786) -
Net convertible debentures payable	$ 820,544	$ 385,216

9.

Short Term Loan

Short term loans of $273,790 are unsecured, non-interest bearing and are due on demand except for $173,790 which bears interest at 10% per annum.

10.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended December 31, 2010:

a)

The Company issued 550,000 (2009 – nil) shares of the company at $ 0.43 for a total consideration of $236,500 (2009 - nil) in settlement of Wind Project.

b)

The Company issued 9,000,000 shares valued at $nil in settlement of the Zero Emissions People acquisition agreement.

c)

The Company issued 255,000 (2009 – nil) shares of the company at $ 0.40 for a total consideration of $102,000 (2009 - nil) for services rendered.

d)

The Company issued 375,000 shares valued at $150,000 for a private placement of which 375,000 warrants were issued valued at $0.333 per warrant as calculated using the Black Scholes model and recorded as a reduction to the total proceeds.

e)

The Company issued 1,250,000 shares valued at $492,300 for debenture conversions and 95,548 shares valued at $38,219 for interest owing on these converted debentures.

The following share purchase warrants were outstanding at December 31, 2010:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	0.64	1,975,000	2.39
Warrants issued from convertible debentures	0.50	300,000	1.75
Warrants issued from private placement	0.50	375,000	1.75
Outstanding and exercisable at December 31, 2010	0.60	2,650,000	1.80

10.

Share Capital (Continued)

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

	December 31, 2010	June 30, 2010
Risk free interest rate	0.23%	0.48% - 0.96%
Expected life of warrants	1.5 year	1 year
Expected stock price volatility	151.95%	110.8%
Expected dividend yield	0%	0%

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

On October 19, 2009, the board granted 1,000,000 stock options expiring December 31, 2012 to officers and directors of the company vesting immediately at an exercise price of $0.85. During the period ended December 31, 2010, the Company approved the reduction of exercise price from $0.85 to $0.50 for the remaining options resulting in a stock based compensation expense of $28,000 as calculated using the Black Scholes model.

Changes in the Company’s stock options for the period ended December 31, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	1,000,000	$ 0.85	2.25
Cancelled	(200,000)	-	-
Issued	200,000	$0.50	2.00
Balance December 31, 2010	1,000,000	$ 0.50	2.00

11.

Employee Stock Option Plan (Continued)

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

	December 31, 2010	June 30, 2010
Risk free interest rate	0.26%	0.60%
Expected dividend yield	0%	0%
Expected stock price volatility	157%	110%
Expected life of options	2 years	1 year

During the period ended December 31, 2010 the Company recognized stock based compensation expense in the amount of $ 67,400 (2009: nil).

12.

Acquisitions, Option Agreements and Power Contract Applications

As at December 31, 2010, the Company had capitalized wind development project costs as follows:

	December 31, 2010	June 30, 2010
Skyway 126 (Note 12 i)	1,997,468	1,997,468
Zero emissions people (Note 12ii)	570,760	570,760
Sunbeam (Note 12 vi)	571,650	571,650
Settlers Landing (Note 12 vii)	497,500	497,500
Burg 1 (Note 12 x)	646,665	263,357
Burg II (Note 12xi)	236,500	-
German project (Note 12xiii)	5,852	-
EFI Joint Venture (Note 12xii)	-	-
	4,526,395	3,900,735

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

(ii)

Zero Emission People

On October 28, 2009 the Company announced it had signed a share exchange agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People (“ZEP”), which includes 10 wind energy development projects totaling 375 megawatts (MW).  As consideration, the Company will issue thirty-one million shares of its common stock pursuant to the following schedule (Note 13):

- 5,000,000 shares of common stock on January 15, 2010 (issued)

12.

Acquisitions, Option Agreements and Power Contract Applications (Continued)

- 9,000,000 shares of common stock on August 15, 2010 (issued)

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

12.  Acquisitions, Option Agreements and Power Contract Applications (Continued)

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

12.  Acquisitions, Option Agreements and Power Contract Applications (Continued)

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

As at December 31, 2010, the definitive agreement had not been established.

(x)

Burg 1

On June 8, 2010 the Company signed an agreement to purchase a 100% interest in the 4 MW project Burg 1 located near Magdeburg for a total cash payment of 900,000 euros plus the sales tax if applicable.  The agreement called for an initial payment of 450,000 euros by June 15, 2010, a second payment of 225,000 euros no later than Jan. 15, 2011 and a final payment of 225,000 euros no later than April 30, 2011.  On July 9, 2010 an amendment to the original agreement was executed whereby 300,000 euros were to be paid by July 9, 2010, 94,000 euros were paid by Sept. 15, 2010 and 56,000 euros are to be paid by Nov. 15, 2010.  As at December 31, 2010, $450,000 euros ($646,665 USD) has been paid pursuant to this agreement.  Terms affecting the two 225,000 euro payments in 2011 were not changed.

On April 13, 2010 the Company announced it had been offered seven power purchase agreements totaling 80 MW by the Ontario Power Authority.

(xi)

 Burg II

On September 7, 2010 the Company signed an option agreement to purchase a 50% interest from Aquavent Gesellschaft für regenerierbare Energien GmbH (“Aquavent”) in the Burg II Wind Project, a 6MW project located near Magdeburg, Germany.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.  For 150,000 shares of the Company’s common stock (issued during the period ended December 31, 2010 valued at $64,500), the Company obtains an option for 90 days to buy Aquavent`s 50% share in the project for 750,000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months Aquavent shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to Aquavent (or cancellation of any share certificates issued). To enable closing of this agreement, the Company issued 200,000 common shares for $86,000 during the period ended December 31, 2010.

12.  Acquisitions, Option Agreements and Power Contract Applications (Continued)

On September 21, 2010 the Company signed an option agreement with EFI Energy Farming International GmbH (EFI) to acquire the remaining 50% interest in the 6 MW Wind Park Burg Phase II.  The Company now has an option to acquire a 100% interest in the project.  For 1,000,000 shares of restricted Wind Works stock, the Company obtains an option for 90 days to buy EFI`s 50% share in the project for 750.000 Euros payable in cash and/or shares at the Company`s discretion as agreed to in a definitive agreement.  In the event a BIMSCH permit cannot be obtained for the project within 18 months EFI shall deliver a similar project as a replacement to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to EFI (or cancellation of any share certificates issued). During the period ended December 31, 2010 the Company issued 200,000 common shares valued at $86,000.

(xii)

 Joint venture with EFI

On September 17, 2010 the Company entered into a joint venture agreement with EFI Energy Farming International GmbH (“EFI”).  The joint venture intends to develop a 20 megawatt wind energy project in Wassertruedingen, Germany.  The joint venture will be owned on a 50/50 basis.  Total cost to the Company will be 1.5 million Euros (approximately $1.959 million based on the current exchange rate) of which the Company has paid a total of 100,000 Euros ($136,120 USD) representing a down payment for the first project milestone.   Equity ownership in the joint venture will be subject to achieving and fulfilling the funding and project milestones.  The project area has been secured and permitting is ongoing.  Once construction permits have been obtained the project would be eligible for a Feed-in Tariff rate of 9.52 cents/kWh over a 20-year term.

On December 13, 2010 the Company announced that this wind energy project in Germany had been sold to a third party investor.  As a result the Company will receive payment of 190,000 Euros over a twelve month period of which 100,000 Euros ($136,120 USD) has been received as recovery of cost.

(xiii)

German project

As at December 31, 2010, the Company invested 4,370 Euro towards Roecken.

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

The following are expected lease payments regarding the Company’s operating land leases:

2010	$ -
2011	$ 71,846
2012	$ 35,247
2013	$ 9,062
2014	$ 5,961
There after	$ 118,720

15.

Subsequent Events

On January 27, 2011 the Company announce that its wholly-owned German affiliate, Wind Works Development GmbH, has signed a construction organization and equipment procurement agreement with EFI Energy Farming International GmbH to organize construction of Wind Park Burg I. Under terms of the construction agreement, the Company has now ordered two Enercon E82 2MW turbines. Start of construction is expected in June 2011 and the turbines are expected to be operational by June 2011.

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

After we have secured the required licensing, and paid any required fees  we intend to secure power contracts with local utilities.    At this time, we do not intend to become a wind energy producer.  Rather, we will develop the wind park for sale to wind energy producers.   Our business model is to assemble a land package, secure regulatory approval,  provide  engineering studies,  build the required infrastructure and finally enter into power purchase agreements with local utilities.  When we sell our wind farms, we will be offering buyers a complete turnkey package.  Purchasers will be required to purchase the wind turbines.  Following the installation of the wind turbines, purchasers will then be able to sell wind power electricity pursuant to the terms and conditions of the power purchase agreements.  We are currently in negotiations for the sale of several of our wind parks.

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

Comparison of Operating Results for the Three and Six Months ended December 31,  2010 and 2009  and from May 2, 2008  (“Inception”) to December 31, 2010 .

Revenue

For the three and six months ended December 31, 2010 we generated $167  and $97,819 in income.  Except for some nominal interest income, all of our income represents non-refundable deposits that we have received.

Operating Expenses

For the three and six months ended December 31, 2010 our operating expenses totaled $1,544,365 and $2,791,276 respectively.    As a result of our categorization of the acquisition of Zero Emission as a reverse merger,  there are no operations reported for the comparable periods ended December 31, 2010.   Total operating expenses since inception were $5,322,977.

Project development costs continue to increase.  For the three and six months ended December 31, 2010 and since Inception, these fees totaled $323,421,  $500,864 and $1,102,286 respectively.  Professional fees incurred in connection with our ongoing reporting obligations with the Commission as well as professional fees incurred with respect to the acquisition and development  of various projects continue to represent a significant portion of our ongoing operating expenses totaling $129,836, $222,505 and $358,364 respectively.

Accretion expense for the three and six months ended December 31, 2010 totaled $394,672  and  $892,733.  Total accretion expense since Inception  was $1,483,776

We have incurred significant consulting fees totaling $594,070, $1,012,291 and $1,469,489 for the three and six months ended December 31, 2010 and since Inception.

We incurred  no loss from the extinguishment of debt.   However, since Inception loss from the extinguishment of debt totaled $564,130.

There were no other significant line item expenses except as set forth above.

Net Income (loss)

Our Net Loss for the three and six months ended December 31, 2010 totaled $(1,544,198) and $(2,693,457).  Our Net Loss since Inception totaled $(5,225,158).  Net loss per share during these periods was $(.04) and $(.07).

We will require additional capital to fully implement our business plan.   There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At December 31, 2010 we had cash and cash equivalents totaling $28,288 and prepaid expenses totaling $605,247.  Accounts receivable total $161,851.   We also have a value added tax receivable of $29,024.  Total current assets at December 31, 2010 were $826,260.   At June 30, 2010 we had cash totaling $39,263, prepaid expenses totaling $625,961, VAT receivable totaling $57,545 and accounts receivable totaling $2,498.  Total current assets at June 30, 2010 were $727,117.

Prepaid expenses consist primarily of common stock issued for services to be rendered.

 Our long term assets at December 31, 2010  totaled $4,567,747.  These assets are primarily attributable to our wind projects  at $4,526,395.    At  June 30, 2010 long term assets totaled   $3,945,484  of which  $3,900,735 was attributable to our wind projects.

Total assets at December 31, 2010 were $5,394,007 as compared to $4,672,601 at June 30, 2010.

Our current liabilities at December 31,  2010 totaled $3,099,980  consisting primarily of accounts payable and accrued liabilities totaling $2,005,646,  convertible debentures totaling $820,544  and short term loans totaling $273,790.      Current liabilities at June 30, 2010 totaled $3,061,649 consisting of $2,576,433 in accounts payable, $385,216 in convertible debentures and $100,000 in short term loans.

We have used a portion of the funds received from the sale of our securities to reduce our outstanding payable.

 We have a working capital deficit   at December 31, 2010  (current assets less current liabilities) of $2,273,720    as compared to a working capital deficit  of $2,334,532  at June 30, 2010.  Continued operations  are dependent on our  ability to complete additional equity financings or generate profitable operations.  Management’s plan in this regard is to secure additional funds through future equity financings.  While we have been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future.

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

+

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended  December 31, 2010  we issued  a total of  255,000   shares of our common stock in consideration for services rendered.   We issued 375,000 shares of our common stock at $.40 per share and received proceeds from the sale of the common stock totaling $150,000.  We issued 1,250,000 shares of our common stock at $.40 per share in connection with the conversion of $500,000 of our outstanding debt.  We issued an additional 95,538 shares at $.40 per share in satisfaction of interest due on these convertible debentures.

We  issued 9 million shares of our common stock  which was due and owing pursuant to our acquisition of Zero Emission People, LLC.  Zero Emission People is a related entity.  We also issued 50,000 shares of our common stock in connection with our acquisition of the Burg II wind project.

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

**

Previously filed

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Wind Works Power Corp.

Date:   February 15,  2011

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  February 15, 2011

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer