Form 10-Q
period 2011-03-31
Wind Works Power Corp.
filed 2011-05-23
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  47,027,665   shares of Common Stock as of  May 18, 2011.

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

Period ended March 31, 2011 and 2010

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Interim Balance Sheets

As at March 31, 2011 (Unaudited) and June 30, 2010 (Audited)

(Expressed in United States dollars, unless otherwise stated)

Assets	March 31, 2011	June 30, 2010
Current Assets
Cash and Cash Equivalents	$81,148	$39,263
Prepaid Expenses	289,942	625,961
Accounts Receivable	105,885	2,498
VAT receivable	14,433	57,545
Due from shareholder	1,850	1,850
	493,258	727,117

Long Term Assets

Capitalized lease costs	30,571	38,711
Wind Projects (Note 12)	4,565,891	3,900,735
Fixed assets (Note 7)	5,131	6,038
Loans Receivable	2,836	-
	4,604,429	3,945,484
	$5,097,687	$4,672,601

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,995,884	$2,576,433
Convertible debentures (Note 8)	425,000	385,216
Short term loans (Note 9)	318,621	100,000
	3,739,505	3,061,649

Stockholders’ Equity
Common Stock (Note 10)	47,029	31,448
Additional Paid-in Capital	7,414,772	4,023,824
Contributed Surplus	244,925	88,085
Share subscription liability	71,318	-
Deficit Accumulated during the Development Stage	(6,425,262)	(2,531,704)
Cumulative translation adjustment	5,400	(701)
	1,358,182	1,610,952
	$5,097,687	$4,672,601

Going concern (Note 1), Contingencies (Note 13), Commitments (Note 14)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Interim Statement of Operations (Unaudited)

For the Periods Ended March 31, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2011	Nine Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010	Nine Month Period Ended March 31, 2010	Cumulative from May 2, 2008 (Inception) to March 31, 2011
Income
Interest	-	529	-	-	529
Non-refundable deposit	42,404	139,694	-	-	139,694
Total income	42,404	140,223	-	-	140,223

Expenses
Advertising and promotion	7,308	12,514	2,578	2,578	23,645
Accretion interest (note 8)	91,972	984,705	-	-	1,575,748
Consulting fees	356,555	1,368,846	29,661	29,661	1,826,044
Depreciation	298	907	230	230	1,625
Office and miscellaneous	9,796	24,181	890	890	33,707
Professional fees	154,148	376,654	47,474	47,474	512,512
Rent	2,546	7,468	1,547	1,547	11,414
Stock-based Compensation	-	-	88,311	88,311	-
Interest and service charges	40,179	122,458	186,345	186,401	171,137
Travel and lodging	3,829	7,221	-	-	21,351
Insurance	2,336	3,592	-	-	3,592
Project development costs	472,125	972,989	40,384	40,384	1,574,411
Foreign exchange	77,172	88,037	368	368	97,900
Loss on extinguishment of debt (Note 8)	-	-	-	-	564,130
Operating lease costs	-	-	-	8,140	-
Lease expense	24,244	64,209	-	38,074	148,269
Total operating expenses	1,242,508	4,033,781	397,788	444,058	6,565,485
Net loss for the period	1,200,104	3,893,558	397,788	444,058	6,425,262

Comprehensive loss
Foreign currency translation adjustment	(23,134)	(6,101)	-	-	(5,400)
Comprehensive loss for the period	1,176,970	3,887,457	397,788	444,058	6,419,862

Basic and Diluted Loss per share	(0.03)	(0.10)	(0.01)	(0.02)
Weighted Average Number of Shares Outstanding	46,471,073	39,865,719	26,925,236	21,393,115

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Interim Statement of Cash Flows (Unaudited)

For the Period Ended March 31, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

	Nine Month Period ended March 31, 2011	Nine Month Period Ended March 31, 2010	May 2, 2008 (Date of Inception) to March 31, 2011
Cash Flows from Operating Activities
Net loss for the period	$(3,893,558)	$(444,059)	$(6,425,262)
Add (deduct) non-cash items:
Depreciation	907	230	1,625
Lease amortization	8,140	8,140	19,429
Loss on extinguishment of debt	-	-	564,130
Accretion interest	984,705	-	1,575,748
Loan interest	-	161,176	-
Shares issued for services	1,289,436		1,575,474
Stock based compensation	95,400	88,311	183,710
Changes in non-cash working capital items:
Accounts receivable	(103,387)	(500)	(103,889)
VAT receivable	43,112	-	(14,433)
Prepaid expenses	(17,519)	3,388	(17,519)
Loan receivable	(2,836)	-	(2,836)
Accounts payable and accrued liabilities	1,858,702	134,680	2,406,242
	$263,102	$(48,634)	$(237,581)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	-	34,192	34,192
Purchase of fixed assets	(6,198)	-	(8,757)
Investment in wind projects (Note 12 )	(203,837)	-	(672,194)
Leases	-	-	(50,000)
	$(210,035)	$34,192	$(696,759)
Cash Flows from Financing Activities
Proceeds from private placements	150,000	-	800,000
Issuance of convertible debentures	150,000	75,000	425,000
Repayment of convertible debentures	(382,500)	-	(382,500)
Proceeds from loan payable	-	-	100,000
Subscriptions payable	71,138	-	71,138
Advances from related parties	-	10,500	1,850
	$(11,182)	$85,500	$1,015,488
Increase (decrease) in cash from continuing operations	41,885	71,058	81,148
Cash, beginning of the period	39,263	-	-
Cash, end of the period	$81,148	$71,058	$81,148

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Interim Statements of Stockholders’ Equity (Unaudited)

March 31, 2011

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	-	-	100,000
Net Loss	-	-	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	-	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	-	-	10,000
Net Loss	-	-	-	-	-	-	(53,184)	(53,184)
Balance June 30, 2009	5,000,000	5,000	105,000	-	-	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	1,245,394	-	-	-	-	1,267,451
Capital issued for financing	1,080,000	1,080	538,920	-	-	-	-	540,000
Capital issued for services	1,501,500	1,502	902,849	-	-	-	-	904,350
Capital issued for wind projects	1,750,000	1,750	-	-	-	-	-	1,750
Stock based Compensation	-	-	-	88,085	-	-	-	88,085
Fair value of warrants	-	-	364,071	-	-	-	-	364,071
Beneficial conversion feature	-	-	842,650	-	-	-	-	842,650
Conversion of convertible debenture	62,500	63	24,937	-	-	-	-	25,000
Translation adjustment	-	-	-	-	-	(701)	-	(701)
Net Loss	-	-	-	-	-	-	(2,477,370)	(2,477,370)
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for services Fair value of warrants	3,316,250 -	3,316 -	2,089,859 51,356	- -	- -	- -	- -	2,093,175 51,356
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Share subscription liability	-	-	-	-	150,000	-	-	150,000
Translation adjustment	-	-	-	-	-	(5,688)	-	(5,688)
Net Loss	-	-	-	-	-	-	(1,149,256)	(1,149,256)
Balance September 30, 2010	34,763,367	34,764	6,228,789	88,085	150,000	(6,389)	(3,680,960)	2,814,289

Capital issued for financing	375,000	375	149,625	-	(150,000)	-	-	-
Capital issued for wind projects	9,550,000	9,550	226,950	-	-	-	-	236,500
Conversion of convertible debenture	1,345,548	1,346	528,717	-	-	-	-	530,063
Capital issued for services Fair value of warrants	255,000	255	101,745	-	-	-	-	102,000
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(11,345)	-	(11,345)
Net Loss	-	-	-	-	-	-	(1,544,198)	(1,544,198)
Balance December 31, 2010	46,288,915	46,290	7,174,386	244,925	71,318	(17,734)	(5,225,158)	2,294,027

Capital issued for wind projects	-	-	-	-	-	-	-	-
Conversion of convertible debenture	543,750	544	162,581	-	-	-	-	163,125
Capital issued for services Fair value of warrants	195,000	195	77,805	-	-	-	-	78,000
Translation adjustment	-	-	-	-	-	23,134	-	23,134
Net Loss	-	-	-	-	-	-	(1,200,104)	(1,200,104)
Balance March 31, 2011	47,027,665	47,029	7,414,772	244,925	71,318	5,400	(6,425,262)	1,358,182

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

	March 31 2011	June 30 2010
Deficit accumulated during the development stage	6,425,262	2,531,704
Working capital (deficiency)	(3,246,247)	(2,334,532)

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

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.  During the three months ended March 31, 2011, the Company recognized amortization of $2,674 (2009 - $nil).

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

		Fair Value at March 31, 2011			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	81,148	81,148	-	-	39,263
Accounts receivable	105,885	105,885	-	-	2,498
Due from shareholder Loan receivable	1,850 2,836	1,850 2,836	- -	- -	1,850 -
Accounts payable and accrued liabilities	2,995,884	2,995,884	-	-	2,476,433
Short term loan	318,621	318,621	-	-	100,000
Convertible debentures	425,000	-	-	425,000	385,216

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

March 31, 2011
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

5.

Related Party Transactions

At March 31, 2011, the Company had a balance owing from a shareholder of $1,850 (2010 – $1,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At March 31, 2011, the Company had a loan payable from an officer of $218,621 (20010 - $nil). The amount is due on demand, unsecured, and bears a 10% interest.

During the nine months ended March 31, 2011, the Company issued 9,000,000 shares (2009 – nil) related to the acquisition of Zero Emissions valued at nil (2009 – nil) which was a company related to the Company by way of directors, officers and shareholders in common.

During the period ended March 31, 2011, directors received payments of $57,320 (20010 – nil) for services rendered.

During the period ended March 31, 2011, a company owned by a director received payments of $71,361 (2009 – nil) for project development.

At March 31, 2011, the Company had payables to officers and directors of $95,476 (2010 – nil) for services rendered.

At March 31, 2011, the Company had accrued a payable to a company related by way of directors, officers and shareholders in common of $81,650 (2009 – nil) related to the acquisition of interests in six wind projects (Note 12 vi).

At March 31, 2011, the Company had a payable to a company related by way of directors in common of $450,000 (2009 – nil) related to the acquisition of a 50% interest in the Settlers Landing wind project (Note 12 vii).

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2010 or 2009. During the period ended March 31, 2011, the company entered into certain non-cash operating activities as follows:

During the three months ended March 31, 2011, the Company issued 195,000 common shares at $0.40 for a total fair market value of $78,000 for services.  $39,000 has been recognized as stock based compensation, and $39,000 has been included in prepaid expenses.

During the three months ended March 31, 2011, the Company issued 543,750 shares valued at $163,125 from the conversion of convertible debentures.

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at March 31, 2011	Net Book Value at June 30, 2010

6,038	$ -	$ 907	$ 5,131	$ 6,038

During the period ended March 31, 2011, total additions to property, plant and equipment were $ nil (2010- $ nil).  During the period ended March 31, 2011 the Company recorded depreciation of $298.

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

As a result of the above modification, the Company reported a loss of $564,130 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.  At April 29, 2010, a new debt discount of $992,300 was recorded against the convertible debt and will be amortized as interest expense over the life of the debt.   The discount on this debt was fully accreted in the period ended December 31, 2010.

During the period ended December 31, 2010 the Company received notice of conversion for $492,300 in principle of convertible debentures resulting in the issuance of 1,250,000 shares of common stock. An additional 95,548 shares valued at $38,219 were issued for interest owing on these converted debentures.

8.    Convertible Debentures (Continued)

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of 0.96%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital.  During the three months ended March 31, 2011 the Company recognized $53,605 of accretion interest on the debt.

During the year ended June 30, 2010 the Company received notice of conversion for $25,000 in principal of convertible debentures resulting in the issuance of 62,500 shares of common stock.

On August 31, 2010 the Company issued $150,000 of convertible debt in a subscription agreement between the Company and a group of investors, of which $50,000 is receivable. The receivable amount was received during the period ended December 31, 2010. The debt carries an interest rate of 10% annually, due upon the maturity date, February 28, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 300,000 common shares with an exercise price of $0.50 per share that expire on August 31, 2012. The fair value of the warrants is $0.26 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.57 with a maturity date of 1 year and effective interest rate of 0.25%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $115,105 which was recorded against the convertible debt and offset in additional paid in capital.  During the three months ended March 31, 2011 the Company recognized $38,368 of accretion interest on the debt.

On March 28, 2011 the Company received notice of conversion for $150,000 in principal of convertible debentures resulting in the issuance of 500,000 restricted shares of common stock. $13,125.00 of interest was paid in association with the notice of conversion resulting in the issuance of an additional 43,750 restricted shares of common stock.

The above convertible debenture liabilities are as follows:

	March 31, 2011	June 30, 2010
March 31, 2010 convertible debentures payable	$ 275,000	$ 250,000
April 29, 2010 convertible debentures payable August 31, 2010 convertible debentures payable Conversion of April 29, 2010 convertible debentures	992,300 150,000 (492,300)	992,300 - -
Conversion of March 31 2010 convertible debentures	(150,000)
Repayment of April 29 2010 convertible debentures	(200,000)
Repayment of August 31, 2010 convertible debentures	(150,000)
Total convertible debentures payable	425,000	1,242,300
Less: unamortized discount on March 31, 2010 convertible debentures payable	-	(148,298)
Less: unamortized discount on April 29, 2010 convertible debentures payable Less: unamortized discount on August 31, 2010 convertible debentures payable	- -	(708,786) -
Net convertible debentures payable	$ 425,000	$ 385,216

9.

Short Term Loan

Short term loans of $318,621 are unsecured, non-interest bearing and are due on demand except for $218,621 which bears interest at 5% per annum.

10.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the period ended March 31, 2011:

a)

The Company issued 500,000 restricted shares valued at $150,000 for debenture conversions and 43,750 restricted shares valued at $13,125 for interest owing on these converted debentures.

b)

The Company issued 195,000 restricted shares of the company at forty cents for a total consideration of $78,000 for services rendered.

The following share purchase warrants were outstanding at March 31, 2011:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	0.64	1,975,000	2.39
Warrants issued from convertible debentures	0.50	300,000	1.75
Warrants issued from private placement	0.50	375,000	1.75
Outstanding and exercisable at March 31, 2011	0.60	2,650,000	1.55

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

	March 31, 2011	June 30, 2010
Risk free interest rate	0.23%	0.48% - 0.96%
Expected life of warrants	1.5 year	1 year
Expected stock price volatility	151.95%	110.8%
Expected dividend yield	0%	0%

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

Changes in the Company’s stock options for the period ended March 31, 2011 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	1,000,000	$ 0.85	2.25
Cancelled	(200,000)	-	-
Issued	200,000	$0.50	1.75
Balance March 31, 2011	1,000,000	$ 0.50	1.75

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

	March 31, 2011	June 30, 2010
Risk free interest rate	0.26%	0.60%
Expected dividend yield	0%	0%
Expected stock price volatility	157%	110%
Expected life of options	2 years	1 year

During the period ended March 31, 2011 the Company recognized stock based compensation expense in the amount of $ 393,305 (2010: $84,838).

12.

Acquisitions, Option Agreements and Power Contract Applications

As at March 31, 2011, the Company had capitalized wind development project costs as follows:

	March 31, 2011	June 30, 2010
Skyway 126 (Note 12 i)	1,997,468	1,997,468
Zero emissions people (Note 12ii)	570,760	570,760
Sunbeam (Note 12 vi)	571,650	571,650
Settlers Landing (Note 12 vii)	497,500	497,500
Burg 1 (Note 12 x)	685,815	263,357
Burg II (Note 12xi)	236,500	-
German project (Note 12xiii)	6,198	-
EFI Joint Venture (Note 12xii)	-	-
	4,565,891	3,900,735

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

 On March 10, 2011 the Company made a cash payment of $105,000 to Sunbeam for 50% of the required Clean Breeze Grafton payment.  It also paid $100,000 to Sunbeam as a partial payment toward the $750,000 outstanding.

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

12.  Acquisitions, Option Agreements and Power Contract Applications (Continued)

As at March 31, 2011, the definitive agreement had not been established.

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

On January 27, 2011 the Company announced that its wholly-owned German affiliate, Wind Works Development GmbH, signed a construction organization and equipment procurement agreement with EFI Energy Farming International GmbH to organize construction of Wind Park Burg I.  Wind Park Burg I is the first phase of a 2-phase, 10MW wind energy project located near Magdeburg in the eastern part of Germany. Debt financing of the 10 Million Euro Project for Phase 1 was confirmed and announced by Wind Works on December 3, 2010. Under terms of the construction agreement, Wind Works has now ordered two Enercon E82 2MW turbines. Start of construction is expected in June 2011 and the turbines are expected to be operational by Q4, 2011.

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

12.  Acquisitions, Option Agreements and Power Contract Applications (Continued)

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

(xiii)

German project

As at December 31, 2010, the Company invested 4,370 Euro towards Roecken.

(xiv)

Purchase and sale agreement with Premier Renewable Energy

On March 3, 2011 the Company announced it signed a Purchase and Sale Agreement with Premier Renewable Energy Ltd. (PRE) to sell 5 wind energy projects in Ontario totaling 50 megawatts (MW). The closing of the sale is subject to certain conditions, including the approval of the Ontario Power Authority.  The 5 projects (“Projects”), each totaling 10MW, are: Clean Breeze, Cloudy Ridge, Settlers Landing, Snowy Ridge, and Grey Highlands. All 5 projects were awarded power contracts under the OPA Feed-in Tariff program in April 2010 where Wind Works was awarded power contracts totaling 80MW.  Terms of the agreement provided for PRE assuming all costs to develop, construct, and operate the Projects.

13.  Contingencies

The Company has accrued contingent liability of $100,000CAD, which was due thirty days upon signing a Feed-In Tariff contract with Ontario Power Authority pertaining to its Grey-Highlands wind energy project. The amount is payable to a company that originally owned the Grey-Highlands property operating lease agreement.

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

14.

Commitments

On January 27, 2011, the Company signed a financing, marketing and construction organization agreement with EFI Energy Farming International GmbH for Project Burg 1, with payments of 220,000 Euros according to development milestones.

The following are expected lease payments regarding the Company’s operating land leases:

2010	$ -
2011	$ 71,846
2012	$ 35,247
2013	$ 9,062
2014	$ 5,961
There after	$ 118,720

15.

Subsequent Events

On April 12, 2011 the Company announced it acquired a 75% interest in Thunder Spirit, a 150 megawatt (MW) wind energy project located in North Dakota.  Terms of the acquisition of the 75% interest in the project include payment of the $260,000 interconnection deposit, which has been made to the Midwest ISO, as well as development costs to get the project ready for construction.

On April 19, 2011 the Company announced it signed a contract with REpower Systems AG for the delivery, installation and maintenance of 15 REpower MM92 type turbines in a special cold climate version for two wind farms totaling 30 megawatts of installed power. The wind farms, to be named “Whispering Woods” (10 MW) and “Ganaraska” (20 MW), will be located in Southern Ontario’’s Oshawa region.  Both the Ganaraska and Whispering Woods wind parks projects have been awarded a Feed-In Tariff power purchase contract by the Ontario Power Authority and environmental studies are currently being completed for each project.

On April 28, 2011 the Company announced it signed agreements and closed on the sale of a 50% interest in Wind Park Burg 1, a 4 megawatt (MW) wind project located in Germany to a private investor group - 860,000 Euro (approx. $ 1.2 Million) as a down-payment with further payments to follow based on milestones.  Wind Works will earn a 1.5% royalty on gross revenues of the wind farm with the potential to increase the royalty interest to 2.5% based on performance.  . Following the sale, Wind Works will retain a 50% ownership of the project, and will continue to manage its ongoing development.

On May 16, 2011 the Company announced it gave notice terminating the Asset Purchase Agreement (the “Agreement”) dated March 3, 2011 with Premier Renewable Energy, Inc. (“Premier”). The Agreement contemplated the sale of five of the Company’s wind energy projects in Ontario, Canada totaling 50 megawatts. The five wind parks were: Settlers Landing, Snowy Ridge, Grey Highlands, Cloudy Ridge and Clean Breeze.  According to the Agreement Premier was supposed to pay certain development costs which they failed to do. The Agreement was therefore terminated for cause.  Since the agreement with Premier has been terminated, we will be required to return to Premier a total of $961,000 representing the return of Premier’s refundable deposit.  This amount is included in accounts payable and accrued liabilities at March 31, 2011. Except as set forth herein, there is no further liability to either Wind Works or Premier as a result of the termination of the agreement.

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

Comparison of Operating Results for the Three and Nine Months ended March 31, 2011 and March 31, 2010  and from May 2, 2008  (“Inception”) to March 31, 2011.

We have not generated revenues from operations. For the three and nine  months ended March 31, 2011,  we recognized income of $42,404 and $139,694  all of which is attributable to non-refundable deposits.  We generated $529 in interest income for the nine months ended March 31, 2011.

Operating Expenses

For the three and nine  months ended March 31, 2011  our operating expenses totaled $1,242,508 and $4,033,781 as compared to $397,788 and $444,058 for the comparable periods in 2010. Total expenses since Inception were $6,565,485.

Our single largest expense item for the three months ended March 31, 2011 was project development costs totaling $472,125 and $972,989 for the nine months ended March 31, 2011.   This compares to $40,384 for the comparable periods in 2010.  The acquisition and developments of the wind farms is the primary reason for the significant increase in project development costs. Project development costs since Inception totaled $1,574,411.

 Professional fees incurred in connection with our ongoing reporting obligations with the Commission as well as professional fees incurred with respect to the acquisition and development  of various projects continue to represent a significant portion of our ongoing operating expenses.   For the three and nine months ended March 31, 2011 we incurred   $154,148 and $376,654 in professional fees as compared to $47,474 in the comparable period(s) in 2010.  Professional fees since Inception totaled $512,512.

For the three and nine month period ended March 31, 2011 consulting fees totaled $356,555 and $1,368,846.   Consulting fees for the comparable periods in 2010 totaled $29,661 and since Inception have totaled $1,826,044.

For the three months  and nine months ended March31, 2011 we incurred accretion interest expense totaling $91,972 and $984,705.  We had no accretion interest expense for the comparable periods in 2010.  Total accretion expense since Inception  was $1,575,748.

Interest and service charges totaled $40,179 and $122,458 for the three and nine months ended March 31, 2011 as compared to $186,345 for the comparable periods in 2010.  Interest and service charges since Inception totaled $171,137.

There were no other significant line item expenses except as set forth above.

Net Income (loss)

Our Net Loss for the three and nine months ended March 31, 2011 totaled $(1,200,104) and $(3,893,558) as compared to a Net Loss of $(397,788) and $(444,058) for the comparable period in 2010.  Our Net Loss since Inception totaled $(6,425,262).   For the three months ended March 31, 2011 we recorded a credit of $23,134 as  a result of foreign currency exchange which resulted in a comprehensive loss for the period of $(1,176,970) and a comprehensive loss for the nine months ended March 31, 2011 totaling $(3,887,457).   Our comprehensive loss since Inception totaled $(6,419,862).

We will require additional capital to fully implement our business plan.   In the past, we have used debt and equity financing.  More recently,  we have used our interests in various wind farms as collateral for any loans or required deposits for our wind farms that have been awarded feed-in-tariffs.

Our Net Loss per share for the three and nine months ended March 31, 2011 totaled $(0.03) and $(0.10) as compared to a Net Loss of $(0.01) and $(0.02) for the comparable periods in 2010.

On a going forward basis, there can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2011 we had cash and cash equivalents totaling $81,148 and prepaid expenses totaling $289,942 and accounts receivable total $105,885.  We also have a value added tax receivable of $14,433.  Total current assets at March 31, 2011 were $493,258.   At June 30, 2010 we had cash totaling $39,263, prepaid expenses totaling $625,961, VAT receivable totaling $57,545 and accounts receivable totaling $2,498.  Total current assets at June 30, 2010 were $727,117.

Prepaid expenses consist primarily of common stock issued for services to be rendered as well as listing fees and prepaid rent.

The significant increase in our accounts receivable is primarily attributable to payments due related to our wind farms.

 Our long term assets at March 31, 31, 2011 totaled $4,604,429 of which  $4,565,891 was attributable to our wind projects.  Long term assets at June 30, 2010 totaled $3,945,484 of which $3,900,735 is attributable to our wind projects.

Total assets at March 31, 2011  were $5,302,687 as compared to $4,672,601 at June 30, 2010.

Our current liabilities at March 31, 2011 totaled $3,739,505 consisting primarily of accounts payable and accrued liabilities totaling $2,995,884, convertible debentures totaling $425,000 and short term loans totaling $318,621.        Current liabilities at June 30, 2010 totaled $3,061,649 consisting of $2,576,433 in accounts payable, $385,216 in convertible debentures and $100,000 in short term loans.

 We have a working capital deficit   at  March 31, 2011  (current assets less current liabilities) of $3,246,247    as compared to a working capital deficit  of $2,334,532  at June 30, 2010.  Continued operations  are dependent on our  ability to complete additional equity financings or generate profitable operations.  Management’s plan in this regard is to secure additional funds through future debt or equity financings.  While we have been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future.

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

Subsequent Events:

On April 28, 2011 we sold a 50% equity interest in Wind Park Burg 1, a 4 megawatt wind project located in sales.  We have retained a 50% equity interest in the project and will continue to manage its ongoing development.  The agreement provides for payment of 860,000 Euros (approximately $1.2 million). Additional  payments will be made  based on achieving certain milestones. Wind Works will receive a 1.5% royalty based on revenues which may increase to 2.5% based on performance.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

During the quarter ended  March 31, 2011   we issued  a total of 738,750   shares of our common stock;  a total of 195,000 shares valued at $0.40 per share were issued for services  0and  543,750 shares valued at $163,125 from the conversion of convertible debt.

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

None.

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

                           Wind Works Power Corp.

Date:   May 23, 2011

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  May 23, 2011

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer

EXHIBIT 31.1

 OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I,  Ingo Stuckmann,  certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2011for Wind Works Power Corp.:

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based  on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition,  results of operations and cash flows of the   issuer as of, and for, the periods presented in this report;

4.    The issuer's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange  Act Rules  13a-15(e)  and  15d-15(e))  and  internal  control  over financial  reporting (as defined in Exchange Act Rules  13a-15(f) and 15d-15(f)) for the issuer and have:

     a)  Designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure  that  material  information  relating  to  the  small  business  issuer, including its  consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this  report is being prepared;

     b) Designed such internal control over financial reporting,  or caused such internal control over financial  reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the  effectiveness of the  issuer's  disclosure controls and procedures and presented in this report our  conclusions  about the effectiveness  of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

    d)  Disclosed  in this  report  any change in the   issuer's internal  control  over  financial  reporting  that  occurred  during  the  issuer's most recent fiscal quarter (the  issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially  affect, the  issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to the   issuer's  auditors and the audit committee of the small  business  issuer's  board of  directors  (or persons  performing  the equivalent functions):

     a) All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over  financial  reporting  which are  reasonably likely to  adversely  affect  the small  business  issuer's  ability  to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material,  that involves  management or other employees who have a significant  role in the   issuer's  internal control over financial reporting.

Date:  May 23,  2011                By: /s/ Ingo Stuckmann

                                                         -------------------------

                                                         Ingo Stuckmann

                                                         Chief Executive Officer

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

         I,   W. Campbell Birge, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2011 for Wind Works Power Corp. ;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based  on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  issuer as of, and for, the periods presented in this report;

4.    The  issuer's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange  Act Rules  13a-15(e)  and  15d-15(e))  and  internal  control  over financial  reporting (as defined in Exchange Act Rules  13a-15(f) and 15d-15(f)) for the  issuer and have:

     a)  Designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure  that  material  information  relating  to  the  small  business  issuer, including its  consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this  report is being prepared;

      b) Designed such internal control over financial reporting,  or caused such internal control over financial  reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles;

       c) Evaluated the  effectiveness of the  issuer's  disclosure controls and procedures and presented in this report our  conclusions  about the effectiveness  of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

       d)  Disclosed  in this  report  any change in the issuer's internal  control  over  financial  reporting  that  occurred  during  the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially  affect, the  issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to the   issuer's  auditors and the audit committee of the small  business  issuer's  board of  directors  (or persons  performing  the equivalent functions):

     a) All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over  financial  reporting  which are  reasonably likely to  adversely  affect  the small  business  issuer's  ability  to record, process, summarize and report financial information; and

b) Any fraud, whether or not material,  that involves  management or other employees who have a significant  role in the   issuer's  internal control over financial reporting.

Date: May 23, 2011

   By: /s/ W. Campbell Birge

                                                        ----------------------------------

                                                        W. Campbell Birge

    Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wind Works Power Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         3.  A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 23, 2011

                                              By: /s/ Ingo Stuckmann

                                                   ------- -----------------

Ingo Stuckmann

                                                    Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wind Works Power Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011,   as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         3.  A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 23, 2011

             By: /s/ W. Campbell Birge

                                                        ------------------------------

                                                       W. Campbell Birge

   Chief Financial Officer