Form 10-K/A
period 2010-06-30
Wind Works Power Corp.
filed 2011-06-10
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A-1

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

(613) 226-7883
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

                                                       EXPLANATORY NOTE

Wind Works Power Corp.  is filing this Amendment No. 1 to its Annual Report on Form 10–K for the fiscal year ended June 30, 2010,  in response to a comment letter received from the Securities and Exchange Commission dated May 19, 2011.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended June 30, 2010  and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

The Company's new business strategy is to pursue opportunities in the alternative energy field with a particular emphasis on wind energy.   The Company intends to develop wind parks   It will assemble land packages (“Wind Parks”), secure requisite environmental permitting, provide wind testing  by erecting towers to measure wind speed.  Subject to favorable wind testing results, it will then apply for a power contract for the number of megawatts (MW) that the project will allow. Once it secures power contracts, management believes that it will be able to lease or sell the wind parks to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

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

Feed-inTariffs

The Feed-in Tariff (FIT) contract program is part of the new Green Energy Act in Ontario, Canada.   The FIT  program  offers a power contract with a guaranteed rate of C$135.00/MWh over a 20-year term to qualified wind energy projects. The Ontario Power Authority (OPA) initial launch period deadline for FIT applications was November 30, 2009.  This first launch period was designed for projects that were being developed under the Renewable Energy Standard Offer Program (RESOP) and are therefore further advanced.  Criteria of earlier commercial operation dates are one such factor in obtaining priority access to transmission availability.  To be awarded a Power Purchase Agreement (PPA) under the FIT rules, the application has to be submitted in accordance with strict regulations which can be accessed in details via the OPA website at www.powerauthority.on.ca/

Corporate Acquisitions:

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

Item 1b

Unresolved Staff Comments

None.

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

None.

PART II

 Item 5.

Market for Common Equity and Related Stockholder Matters.

  A. Market Information

Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("WWPW"). There is a very limited market for our common stock, with very limited trading activities. Until July 6, 2006,  there was no posted bid or ask price for our common stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

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

Item 6.

             Selected Financial Data

As a smaller reporting company we are not required to present the information required by this item.

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

For the year ended June 30, 2010,  we incurred operating expenses totaling $2,477,370  as compared to operating expenses totaling $53,184 for the year ended June 30,  2009.  Cumulative operating expenses since May 2, 2008 (“Inception”) totaled $2,531,704. Our single largest expense items are  attributable to our outstanding convertible debt.  We recognized $591,043 of accretion expense and $564,130  loss of extinguishment of debt.  (See footnote 8).   Our largest operating expense is  attributable to wind project acquisition development costs totaling $555,420 in 2010 and $46,000 in 2009.  With the launch of our new business professional fees incurred with respect to corporate acquisitions,  financing and regulatory compliance totaled $127,525 in 2010 as compared to $6,738 for the fiscal year ended June 30, 2010.   In order to preserve working capital,  we incurred $374,348 in stock based compensation.   Our net loss for the year ended June 30, 2010 totaled  $(2,477,370) as compared to a net loss in 2009 of $(53,184).   Total losses since inception were $2,531,704.  Basic and diluted loss per share in 2010 totaled $(0.17) as compared to a loss per share of $(0.01) in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

At  June 30, 2010 we had cash totaling $39,263,  prepaid expenses totaling $625,961 and VAT receivables totaling $57,545. .  We have current assets totaling $727,117.  Our long term assets total $3,945,484 consisting primarily of the value of our wind farm acquisitions and optioned properties totaling $3,900,735. (See footnote 12.)   We have $2,576,433 in accounts payable and accrued liabilities, and $485,216 in convertible debentures and short term notes.  Our current liabilities total $3,061,649.  We have a working capital deficit of $(2,334,532) and an accumulated deficit of $(2,531,704).

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

2300 – 1055 DUNSMUIR STREET  VANCOUVER, BC  V7X 1J1

PH. (604) 685-8408  FAX (604) 685-8594   www.mnp.ca

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Balance Sheets (Audited)

As at June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

Assets	June 30, 2010	June 30, 2009
Current Assets
Cash and Cash Equivalents	$39,263	$-
Prepaid Expenses	625,961	-
Accounts Receivable	2,498	1,500
VAT receivable	57,545	-
Due from shareholder (Note 5)	1,850	12,350
	727,117	13,850

Long Term Assets

Capitalized lease costs	38,711	49,554
Wind Projects (Note 5,12)	3,900,735	-
Fixed assets (Note 7)	6,038	-
	3,945,484	49,554
	$4,672,601	$63,404

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$483,571	$7,738
Due to related parties (Note 5)	2,092,862	-
Convertible debentures (Note 8)	385,216	-
Short term loan (Note 9)	100,000	-
	3,061,649	7,738

Stockholders’ Equity
Common Stock (Note 5, 10)	31,448	5,000
Additional Paid-in Capital	4,023,824	105,000
Contributed Surplus	88,085	-
Deficit Accumulated during the Development Stage	(2,531,704)	(54,334)
Cumulative translation adjustment	(701)
	1,610,952	55,666
	$4,672,601	$63,404

Going concern (Note 1), Contingencies (Note 13), Commitments (Note 14) Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Statement of Operations (Audited)

For the Years Ended June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative from May 2, 2008 (Inception) to June 30, 2010
Expenses
Advertising and promotion	11,133	-	11,133
Accretion interest (note 8)	591,043	-	591,043
Consulting fees (note 5)	82,850	-	82,850
Depreciation	719	-	719
Office and miscellaneous	9,521	-	9,521
Professional fees	127,525	6,738	135,859
Rent	3,946	-	3,946
Stock-based compensation	374,348	-	374,348
Interest and service charges	48,855	-	48,679
Travel and lodging	14,130	-	14,130
Project development costs	555,420	46,000	601,423
Foreign exchange	9,863	-	9,863
Loss on extinguishment of debt (Note 8)	564,130	-	564,130
Lease expense	83,887	446	84,060
Total operating expenses	2,477,370	53,184	2,531,704
Net loss for the year	2,477,370	53,184	2,531,704
Comprehensive loss
Foreign currency translation adjustment	701	-	701
Comprehensive loss for the year	$2,478,071	$53,184	$2,532,405
Basic and Diluted Loss per Share	$0.17	$0.01
Weighted Average Number of Shares Outstanding	14,657,851	4,747,227

The accompanying notes are an integral part of the consolidated financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Audited)

For the Year Ended June 30, 2010 and 2009

(Expressed in United States dollars, unless otherwise stated)

	Year ended June 30, 2010	Year Ended June 30, 2009	May 2, 2008 (Date of Inception) to June 30, 2010
Cash Flows from Operating Activities
Net loss for the period	$(2,477,370)	$(53,184)	$(2,531,704)
Add (deduct) non-cash items:
Depreciation	718	-	718
Lease amortization	10,843	446	11,289
Loss on extinguishment of debt	564,130	-	564,130
Accretion interest	591,043	-	591,043
Shares issued for services	286,038	-	286,038
Stock based compensation	88,310	-	88,310
Changes in non-cash working capital items:
Accounts receivable	(502)	(1,500)	(502)
VAT receivable	(57,545)	-	(57,545)
Prepaid expenses	143	-	-
Accounts payable and accrued liabilities	439,680	6,588	342,361
	$(554,513)	$(47,650)	$(705,863)
Cash Flows from Investing Activities
Cash acquired on reverse take-over	34,192	-	34,192
Purchase of fixed assets	(2,559)	-	(2,559)
Investment in wind projects (Note 12 ix)	(363,357)	-	(263,357)
Leases	-	-	(50,000)
	$(331,724)	$-	$(281,724)

Cash Flows from Financing Activities
Proceeds from private placements	540,000	-	650,000
Issuance of convertible debentures	275,000	-	275,000
Proceeds from loan payable	100,000	-	100,000
Advances from related parties (note 5)	10,500	(12,350)	1,850
	$925,500	$(12,350)	$1,026,850
Increase (decrease) in cash from continuing operations	39,263	(60,000)	39,263
Cash, beginning of the year	-	60,000	-
Cash, end of the year	$39,263	$-	$39,263

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

June 30, 2010

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	-	100,000
Net Loss	-	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	-	10,000
Net Loss	-	-	-	-	-	(53,184)	(53,184)
Balance June 30, 2009	5,000,000	5,000	105,000	-	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	1,245,394	-	-	-	1,267,451
Capital issued for financing	1,080,000	1,080	538,920	-	-	-	540,000
Capital issued for services	1,501,500	1,502	902,849	-	-	-	904,350
Capital issued for wind projects (Note 5)	1,750,000	1,750	-	-	-	-	1,750
Stock based Compensation	-	-	-	88,085	-	-	88,085
Fair value of warrants	-	-	364,071	-	-	-	364,071
Beneficial conversion feature	-	-	842,650	-	-	-	842,650
Conversion of convertible debenture	62,500	63	24,937	-	-	-	25,000
Translation adjustment	-	-	-	-	(701)	-	(701)
Net Loss	-	-	-	-	-	(2,477,370)	(2,477,370)
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	(701)	(2,531,704)	1,610,952

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

Wind Projects represent costs incurred for the acquisition of prospective projects. Development costs for prospective projects are expensed as incurred and costs of a project under development are written off in the year if the project is abandoned.

Long lived assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided, and purchased intangible assets other than goodwill are required to be amortized over their useful lives unless there lives are determined to be indefinite.

Management reviews intangible assets at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.

In accordance with ASC 360, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Liabilities
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

Date: June 10, 2011

                           By: /s/ Ingo Stuckman

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckman

Date:  June 10,  2011

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:  June 10, 2011

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  June 10, 2011

……………………….

J.C. Pennie, Director

By: /s/Glen MacMullin

Date:   June 10, 2011

----------------------------

Glen MacMullin