Form 10-K
period 2011-06-30
Wind Works Power Corp.
filed 2011-10-28
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2011
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

(613) 226-1983
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on December 31, 2010  was approximately $15 million .

.

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

None.

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on  Form 10-k or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, our plans to acquire additional wind farms, commence development of the wind farms,   our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2011  and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:  Actions by our competitors; our inability to manage our growth,  successfully develop our wind farms, borrowing costs, the regulatory environment  and  the loss of our key executives could materially adversely impact operations.

In addition, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

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

The following is a brief description of the Company’s wind projects.

1.

Grey Highlands Wind Park: The Company holds a 100% equity interest in the the Grey Highlands Project. The Grey Highlands Wind Park project is a 10 MW project 25kms south of Georgian Bay, Ontario, Canada which is an area that benefits from the westerly winds crossing from Lake Huron.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 meter hub height, modeled meaning a finding based on data as per the Canadian Wind Atlas for that area. The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion. On November 29, 2009 the company submitted an application for an FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term. The Company was notified on April 8, 2010 that the Grey Highlands project has been  awarded a FIT contract by the Ontario Power Authority.  The FIT contract  was executed  May 3, 2010.

In order to develop this Project, we obtained independent financing. In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

2.

Snowy Ridge Wind Park: The Company holds a 100%  equity interest in the Snowy Ridge Project.  The Snowy Ridge Wind Park Project is a 10 MW project in the vicinity of the village of Bethany, Ontario.  The project has been developed in an area of high elevation that can optimize the wind resources to their maximum.   Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 meter hub height.  The project area has been secured by the execution of options to lease and easement agreements with various land owners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8, 2010 that the Snow Ridge project has been  awarded a FIT contract by the Ontario Power Authority.  The FIT contract was  executed  May 3, 2010.

In order to develop this Project, we obtained independent financing.  In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

3.

Grand Prairie Wind Park: WWPC holds a 100% equity interest in the Grand Prairie Project.  The Grand Prairie Wind Park project is a 75 MW project located in the state of Illinois.  This project has been developed in an area of crop fields that can optimize the wind resources. Annual mean wind speeds are measured at over 7 meters per second at a 100 m hub height.

a.

Interconnection: Submission pending

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

Interconnection: Submission pending;

b.

Land Acquisition: 5,000 acres secured;

c.

Environmental Screening: preliminary data suggest no significant impact expected;

d.

PPA: application pending system impact study;

5.     Polar Bear Wind Park: The Company holds a 50% equity interest (with an option to increase to 100%) in the Polar Bear Project. The Polar Bear Project is a 20MW project located in Ontario, Canada.  Annual mean wind speeds are modeled at over 7 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners. Environmental studies are near completion.  On November  29, 2009 the company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Polar Bear project will be undergoing Economic Connection Testing before a further decision on a FIT contract award can be made by the Ontario Power Authority.

6.     Pleasant Bay Wind Park: The Company holds a 50% equity interest (with an option to increase to 100%) in the Pleasant Bay Project.  The Pleasant Bay Project is a 20MW project located in an area just north of Lake Ontario that has one of the best wind regimes in Ontario. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8, 2010 that the Pleasant Bay project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

7.     Settlers Landing Wind Park: The Company holds a100% equity  interest in the Settlers Landing Project.  The Settlers Landing Project is a 10MW project located near Pontypool, Ontario, Canada.  This project has been developed in an area of high elevation. Annual mean wind speeds are modeled at over 6.8 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  WWPC was notified on April 8th, 2010 that the Settlers Landing project has been  awarded a FIT contract by the Ontario Power Authority.  The contract  was executed on May 3, 2010.

In order to develop this Project, we have  obtained independent financing. In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

8.     Zorra Festival Wind Park: WWPC holds a 50% equity interest in the Zorra Wind Park Project. The Zorra Wind Park Project is a 10MW project located northwest of Woodstock, Ontario, Canada.  Annual mean wind speeds are modeled at over 7.0 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Zorra Festival project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

9.    Clean Breeze Wind Park: The Company holds a 50% equity interest in Clean Breeze.  In the event of the subsequent resale of the Project,  the Company will receive 50% of theprocedes upon resale with the balance to Sunbeam as per the terms  of a purchase and sales agreement with Sunbeam. The Clean Breeze Wind Park is a 10MW project located in Ontario, Canada in the Northumberland Hills. This project is 5kms from the north shore of Lake Ontario in an area of high elevation that optimizes wind resources. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. Environmental studies are near completion.   On November 29, 2009 the company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.   The Company was notified on April 8th, 2010 that the Clean Breeze project has been  awarded a FIT contract by the Ontario Power Authority.  The contract was executed  May 3, 2010.

10.  Whispering Woods Wind Park: The Company holds a 50% equity interest in Whispering Woods. In the event of the subsequent resale of the Project, the Comapny will receive 50% of the proceeds pursuant to the terms and conditions of a purchase and sale agreement dated February 17, 2011 with Sunbeam.  Whispering Woods Wind Park Project is a 10MW project located near Millbrook, Ontario, Canada.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height. The project area has been secured by the execution of options for wind park easement agreements with various landowners. Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for the FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Whispering Woods project has been awarded a FIT contract by the Ontario Power Authority.   The contract was  executed  May 3, 2010.

In order to develop this Project, we have  obtained independent financing. In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

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

Sunbeam LLC

On November 6, 2009 we signed an agreement with Sunbeam LLC (an affiliated entity) to increase our  equity interest in the Settlers Landing Wind Park from 50% to 100%.   We issued 300,000 restricted  shares of our common stock and were  required to make a cash payment of $450,000 subject to achieving certain  milestones:   $225, 000 due 30 days after an  FIT contract is awarded and $225,000 ninety days after the FIT is awarded.  The cash terms of the agreement were  subsequently amended to provide  for payments of   $450,000 due September 30, 2010.  Partial payment has been made.  The Company has not received a default notice.

 Settlers Landing is a 10MW wind energy project located near Pontypool, in Ontario, Canada.

Sunbeam Joint Venture

On November 27, 2009 the Company signed an agreement with Sunbeam LLC to acquire six  wind energy projects totaling 80 megawatts (MW) located in Ontario, Canada with an option to increase its interests to 100%.  All six  projects submitted power contract applications on November 30, 2009  under the Feed-in Tariff program of the Ontario Power Authority.  The agreement called for the issuance of 1,200,000 restricted common shares of the Company’s stock  and  payment of  $300,000 CAD on April 30, 2010.  The agreement was subsequently amended  to reschedule the $300,000 payment to September 30, 2010.  Partial payment on the outstanding obligations have been made to Sunbeam with respect to the Settlers Landing wind farm.  No payments have been made to Sunbeam with respect to the Ganaraska wind farm.    We have not received any default notice on these obligations.

are only due upon receipt of an invoice from Sunbeam, we did that to not constantly be in default.

The  following is a brief description of additional wind projects and options that we have acquired :

1.     Ganaraska Wind Park: As of June 30, 2011 the Company held  a 50% equity interest in this wind park (The remaining 50% equity  interest was subsequently acquired from Sunbeam on September 1, 2011.  Pursuant to the terms and conditions of  the agreement, 50% of any procedes received on the sale of the  Ganaraska Project will be allocated to Sunbeam.    The Ganaraska Wind Park project is a 20MW project located north of Oshawa, Ontario, Canada.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Ganaraska project has been awarded a FIT contract by the Ontario Power Authority.   The contract was executed  May 3, 2010.

In order to develop this Project, we obtained independent financing. . In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

2.     Stonetown Wind Park: The Company holds a 50% equity interest in the Stonetown Wind Project.  The Stonetown Wind Park project is a 10MW project located near St. Mary, Ontario.  Annual mean wind speeds are modeled at over 6.7 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Stonetown project will be undergoing Economic Connection Testing before a further decision on a FIT contract award can be made by the Ontario Power Authority.

3.     Lakeside Breezes Wind Park: The Company holds a 50% equity interest (with an option to increase to 100%)  in the Lakeside Breezes Wind Park.  The Lakeside Breezes Wind Park is a 10MW project located south of London, Ontario, Canada. This project has been developed in an area of high elevation.  Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height.  The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to ditions (community or aboriginal price adder), over a 20-year term.    The Company was notified on April 8, 2010 that the Lakeside Breezes project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

4.

Pioneer Wind Park: The Company holds a 50%  equity interest (with an option to increase to 100%)  in the Pioneer Wind Park. The Pioneer Wind Park is a 10MW project located near St. Thomas, Ontario, Canada. Annual mean wind speeds are modeled at over 6.5 meters per second at an 80 m hub height. The project area has been secured by the execution of option and surface lease agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term. The Company was notified on April 8th, 2010 that the Pioneer project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

5.

Beaconsfield Wind Park: The Company holds a 50% equity interest (with an option to increase to 100%) in the Beaconsfield Wind Park.  The Beaconsfield Wind Park is a 10MW project located east of London, Ontario, Canada.  Annual mean wind speeds are measured at over 6.7 meters per second at an 80 m hub height.  The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Beaconsfield project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

6.

Northern Lights Wind Park: The Company holds a 50% interest in the  Northern Lights Wind Park.  The Northern Lights Wind Park is a 10MW project located south of Georgian Bay in Ontario, Canada. The project area has been secured by the execution of options for wind park easement agreements with various landowners.  Environmental studies are near completion.  On November 29, 2009 the Company submitted an application for a FIT Power Purchase Contract fixed at a basic rate of C$135.00/MWh, that can potentially be increased to C$145.00/MW under certain conditions (community or aboriginal price adder), over a 20-year term.  The Company was notified on April 8, 2010 that the Northern Lights project will be undergoing Economic Connection Testing before a further decision in a FIT contract award can be made by the Ontario Power Authority.

7.

Project Burg I:

On June 8, 2010 the Company signed an agreement with Aquavent Gesellschaft für regenerierbare Energien GmbH (“Aquavent”) to purchase a 100% interest in the 4 MW project Burg 1 located near Magdeburg for a total cash payment of 900,000 Euros.  The agreement called for an initial payment of 450,000 Euros by June 15, 2010, a second payment of 225,000 Euros no later than Jan. 15, 2011 and a final payment of 225,000 Euros no later than April 30, 2011.  On July 9, 2010 an amendment to the original agreement was executed whereby 300,000 Euros were to be paid by July 9, 2010, 94,000 Euros were paid by September 15, 2010 and 56,000 Euros are to be paid by November 15, 2010.

In April 2011 the Company and Aquavent agreed to defer any further acquisition payments until cabling rights are secured by Aquavent.  At June 30, 2011, the Company has paid 556,000 Euros ($807,274) towards this acquisition.

Furthermore, in April 2011, the Company entered into an agreement for the sale and construction of 50% of the Burg I project (Note 14).  Pursuant to this sale, 50% of the acquisition costs paid to June 30, 2011 have been reclassified as construction contract costs and the 50% related to the portion of the project retained by the Company remains capitalized as wind project acquisition costs.

8

Burg II

On September 7, 2010, the Company entered into two option agreements to purchase the Burg II wind project, a 6MW project located near Magdeburg, Germany:

a)

A 90 day option to acquire a 50% interest in the project from Aquavent Gesellschaft für regenerierbare Energien GmbH (“Aquavent”). To obtain this option, the Company issued 150,000 shares valued at $64,500.

b)

A 90 day option to acquire a 50% interest in the project from EFI Energy Farming International GmbH (EFI). No shares were issued as consideration for this option.

As both options expired prior to the signing of definitive agreements, the Company issued a further 200,000 shares to each vendor to extend the option period to July 2011.

In July 2011, subsequent to year end, the Company signed definitive agreements with both vendors to acquire each respective half of the project for 750,000 Euros.  , In the event that a BIMSCH permit cannot be obtained for the project within 18 months, the vendors shall deliver similar projects as replacements to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to the vendors.

 9.

Raberg

In April 2011, the Company entered into a joint venture option agreement with Naturwerk GmbH. For a refundable deposit of $54,905 (37,815 Euros), the Company obtained a 120 day option to enter into a joint venture on the Raberg wind project being developed by Naturwerk.

Subsequent to June 30, 2011, the Company exercised this option and entered into a definitive joint venture agreement with   Naturwerk, against which the initial deposit of $54,905 was applied

        10.   Thunder Spirit:

            On April 11, 2011, the Company purchased a75% interest in a 150MW North Dakota wind farm project, Thunder Spirit. The Project will connect into the Midwest Independent System Operator`s (Midwest ISO) power market, subject to completion of the facilities study. Wind resource in North Dakota is one of the largest  resources in the Midwest ISO power market, which includes States such as North Dakota, Minnesota, Wisconsin, Iowa, and Illinois.  A $260,000 deposit was submitted to the  Midwest ISO in March 2010  and we  entered the Definitive Planning Phase with the grid operator.

In order to develop this Project, we have  obtained independent financing. In addition to guaranteeing the obligation,  we pledged our equity interest as colateral for the repayment of the debt.

 11.   Ontario 5MW Project

On June 14, 2011 the Company announced it has signed an Agreement to acquire a 50% interest in a 5MW wind energy project located in Ontario, Canada. The Project was awarded a Feed-in Tariff (FIT) power contract by the Ontario Power Authority in April 2010.  Wind Works is required to fund all development costs of approximately $1 Million which includes interconnection to the HONI powergrid.  The purchase price is subject to the final economic parameters and is not due until the project has received Renewable Energy Approval by the Provincial Government of Ontario.  Wind Works will be required to finance the project after Renewable Energy Approval by securing the necessary debt financing for the project.  Wind Works will organize construction of the project

Property Options and Sales.

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

On January 27, 2011, the company had signed a construction management agreement with EFI Energy Farming International GmbH for a payment of 80,000 Euros. The agreement also calls for a 50,000 Euro commission if EFI finds an investor for 50% the project.  On April 16, 2011 the company sold 50% of the Burg I project to an investor.   Based on the foregoing, Wind Works currently owns a 50% equity interest in Burg I.

In September 2010, the Company entered into a joint venture agreement with EFI Energy Farming International GmbH (“EFI”), intending to develop a 20 megawatt wind energy project in Wassertruedingen, Germany.  The joint venture was owned 50/50 with EFI and the Company made an investment of 100,000 Euros ($136,120).  On December 13, 2010, EFI and Wind Works entered into an agreement to sell the entire project to a third party.  Wind Works’ expected proceeds for this sale are 190,000 Euros, of which 100,000 ($136,120) Euros has been collected and recorded as a recovery of the Company’s initial investment. The Company has not recognized revenue related to the remaining 90,000 Euros due to uncertainty surrounding the collectability of this balance.

On September 7, 2010, the Company entered into two option agreements to purchase the Burg II wind project, a 6MW project located near Magdeburg, Germany:

a)

A 90 day option to acquire a 50% interest in the project from Developer A. To obtain this option, the Company issued 150,000 shares valued at $64,500.

b)

A 90 day option to acquire a 50% interest in the project from EFI Energy Farming International GmbH (EFI). No shares were issued as consideration for this option.

Each option permitted the Company to acquire 50% of the project for 750,000 Euros, subject to milestones. As both options expired prior to the signing of definitive agreements, the Company issued a further 200,000 shares to each vendor to extend the option period to July 2011. These additional 400,000 shares were valued at $172,000.

In July 2011, subsequent to year end, the Company signed definitive agreements with both vendors to acquire each respective half of the project for 750,000 Euros, subject to the same milestones outlined in the option agreements. In the event that a BIMSCH permit cannot be obtained for the project within 18 months, the vendors shall deliver similar projects as replacements to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to the vendors.

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

            RISK FACTORS

We are dependent on our management team.

We are substantially dependent upon  Dr. Ingo Stuckmann, our  chief executive officer and J.C. Pennie, the Chairman of our Board of Directors.   Both individuals have been actively involved in the wind power industry.   The business contacts and relationships that we hope to secure  are predominantly those of  Dr. Stuckmann and Mr. Pennie.  Our business would be materially and adversely affected if their services would become unavailable to us. We cannot assure you that these individuals  will continue to be available to us.   We do not maintain key man insurance.

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

We have pledged our equity interests in several of our wind farms to secure financing.

In order to develop several of our wind farms, we borrowed  funds from an unaffiliated third party.  In addition to a guarantee for the repayment of all sums borrowed, we have pledged our equity interests in these wind farms.  If there is a default, we risk the loss of these wind farms.

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

Item 2.

Description of Properties.

Our corporate headquarters are located at 346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5.   We lease approximately 750 square feet .  Our monthly rent is $700.  We lease this space from an entity in which a former director has an interest   The office facilities meet our current needs and our current monthly rent is equivalent to the monthly rent we would be required to pay for similar office space.

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

The high and low bid price for those periods in which quotes are available is set forth below:

2011

HIGH*

LOW*

First Quarter

$0.77

$0.30

Second Quarter

$0.56

$0.36

Third Quarter

$0.43

$0.32

Fourth Quarter

$0.49

$0.22

2010

First Quarter

$0.90

$0.22

Second Quarter

$1.23

$0.56

Third Quarter

$0.65

$0.39

Fourth Quarter

$0.72

$0.42

The price of the common stock has been adjusted to reflect a 10:1 reverse split of our common stock in June 2009.

  B.   Holders

As of  September 30,  2011  there were  248   shareholders  of record of our Common Stock.

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

We did not issue any shares of common stock during the quarter ended June 30, 2011.

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

We  issued 9 million shares of our common stock  which was due and owing pursuant to our acquisition of Zero Emission People, LLC.  Zero Emission People is a related entity.  We also issued 550,000 shares of our common stock in connection with our acquisition of the Burg II wind project.

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

Item 6.

             Selected Financial Data

The following consolidated financial data has been derived from and should be read in conjunction with our audited financial statements for the years ended June 30, 2011 and 2010.

	Year Ended June 30, 2010	Year Ended June 30, 2011
	(Audited))	(Audited)
Revenue	$-0-	$97,819
Expenses	$2,477,370	$5,176,767
Cash	$39,263	$180,173
Total Assets	$4,672,601	$11,790,807
Current Liabilities	$3,061,649	$2,821,225
Total Liabilities	$3,061,649	$11,648,814
Working Capital (Deficit)	$(2,334,532)	$(2,246,604)
Accumulated Deficit	$(2,531,704)	$(7,610,653)

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2011.

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

Our primary focus has been the acquisition of wind parks in Canada.  We have however acquired projects in both the United States and Europe.  We financed these  acquisitions with cash,  shares of our common stock or both.   We received a 6.64% simple interest loan from a third party (the “lender”).  As of June 30, 2011 We have borrowed $8,535,640 in Canadian funds ($8,849,752 in US funds). The maturity date of the loan is the earliest of (i) an event of default or (ii) January 31, 2013 at which time the company is required to repay all principal and accrued interest.  The loan is senior to all indebtedness of the company and is secured by any existing registered security on the assets of the company up to an aggregate amount of $1,500,000 for each bridge loan provided that any indebtedness relating to the registered security may not be re-financed, re-borrowed or increased in any way.  There were 6 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000.  The Company has signed promissory notes guaranteeing the amount of the loan.

Four parties entered into a convertible debenture agreement first and then entered into bridge loan agreements prior to the Closing date.  The cumulative amount of financing available under the convertible debenture agreement is $8,500,000 in Canadian funds.  Closing shall occur on such date as may be agreed to by the Company and the lender and upon closing the promissory notes shall be returned to the Company and a debenture shall be issued by the Company in an amount equal to the value of the notes then outstanding.  The debentures shall carry a yield equal to 6.64% per annum, with interest calculated quarterly.  At the lender’s sole option, and at a date of its choosing, all principal and accrued interest under the debentures may be converted into an equity interest in any of the projects that were funded using this financing.  In such a case the lender would earn up to a 49% interest in those specific wind projects.  Following conversion the Company would have the option to repurchase the project equity upon thirty days notice.

Results Of Operations For Fiscal Year Ended June 30, 2011  as compared to June 30, 2010

Revenues

To date,  we have had not generated any revenues.   Our cash holdings were generated from the sale of our securities.  All funds generated from the sale of our securities are used for general working capital purposes including but not limited to fees associated with power contract submissions and acquisitions.  We have also secured financings from an independent third party to assist in the development of several of our wind parks.

For the year ended  June 30, 2011 we incurred operating expenses totaling  $5,176,767 as compared to operating expenses totaling $2,477,370  for the year ended June 30,  2010.   Cumulative operating expenses since May 2, 2008 (“Inception”) totaled $7,610,753.  Project developments costs continue to be a significant expense totaling  $1,617,656, as compared to $555,420 during the prior year.   We believe that it is critical to our business model to continue to invest capital into our wind parks.  Without investment in our infrastructure, complying with contractual commitments with respect to the wind farms, it is unlikely that we will be able to recover our acquisition and prior developmental costs.

We  also incurred  consulting expenses of $1,624,797 as compared to $457,198  in 2010.   We  hired engineers and other skilled professionals to help us in evaluating the various wind farms,  their proposed operations as well as general business development.    Professional fees for the year ended June 30, 2011 was $436,552 as compared to $127,525  in  2010.   Professional fees are primarily attributable to costs incurred with respect to the Company’s ongoing reporting requirements as well as professional fees incurred with respect to the various project financings.  The Company will continue to monitor these expenses.

Accretion expenses increased from $591,043 to $984,705.   We incurred no loss from the extinguishment of debt as compared to $564,130 in 2010.

Interest and service charges totaled $241,300 as compared to $48,855 in 2010.

Our net loss for the year ended June 30, 2011 totaled $(5,078,948)  as compared to a net loss of   $(2,477,370)  in 2010.   Total losses since inception were $(7,610,653).

During the year ended June 30, 2011, we issued a total of 15,580,548  shares  of our common stock.  We issued 375,000 shares for financing, 9,550,000  shares for  wind farm projects,  1,889,298 shares were issued in connection with our convertible debentures 2,366,250  shares were issued for services rendered and 1,400,000 shares were issued for debt settlement.

Liquidity and Capital Resources

Assets and Liabilities

At  June 30, 2011 our primary assets consisted of cash equivalents totaling $180,173,  prepaid expenses totaling $112,033,VAT receivables totaling $83,739 excess billing costs of $77,862 and other assets totaling $115,380, We  have current assets totaling $574,621  and our long term assets total $11,216,186  which consist primarily of our wind farms which we have capitalized at $3,431,183 and wind project deposits  totaling $7,731,252.  $903,250 of the wind farm deposits were required to maintain our FIT contracts and $6,827,992 were for connection cost deposits.

 At June 30, 2010 current assets totaled $574,621, long term assets totaled $11,216,186 and total assets were $11,790,807.        The decline in our current assets  is primarily attributable to the decline in our prepaid expenses from $625,961 to $112,033.   The increase in cash holdings (from $39,263 to $180,173)  is attributable to financings we incurred in connection with our wind farms.

Current liabilities at June 30, 2011 totaled $2,821,225  as compared to $3,061,649 at June 30, 2010.  Our 2011 current liabilities consist  of accounts payable and accrued liabilities totaling $2,233.438, convertible debentures totaling $385,000 and short term loans totaling $202,787. At June 30, 2010 our  current liabilities totaled $3,061,649 consisting of $2,576,433 in accounts payable and accrued expenses, $385,216 in convertible debt and $100,000 in short term loans.

Our working capital deficit at June 30, 2011 totaled $(2,821,225) as compared to a  working capital deficit of $(2,334,532)  at June 30, 2010.  We believe that this increase in our working capital deficit will not adversely affect our ongoing operations in the immediate future.   From a long term perspective,  the Company will have to take steps to reduce a growing working capital deficit by either securing additional capital, of which there can be no assurance, selling our equity interests in our wind farms or entering into joint venture agreements with other wind farm developers.  We are currently in negotiations for the sale of a wind park.  However, there can be no assurance that this transaction will close.

We secured a third party loan which accrues simple interest at the rate of 6.64% per year.  The maturity date of the loan is January 31, 2013 unless a prior default occurs.  At June 30, 2011 the outstanding principal totaled $8,827,589 plus accrued interest of $99,331.  We used funds from this loan to finance development of various wind farms.  .  At the lender’s sole option, the debentures may be converted into an equity interest in any of the projects that were funded using this financing.  In such a case the lender would earn up to a 49% interest in those specific wind projects.  Following conversion the Company would have the option to repurchase the project equity upon thirty days notice.

Plan of Operation For Fiscal Year 2012

We intend to develop the wind parks that we have acquired and investigate other possible purchases.  We will also undertake further due diligence with respect to any wind energy projects which have been optioned to us.  We may also sell our wind farms to a power utility or company that wants to build out the wind parks.  Financings that we have occurred during fiscal year ended June 30, 2011 will continue  in 2012.  We expect to use the proceeds from these financing to develop our wind farms.

Any other cash infusion that we receive will be used to expand our wind power programs and for general working capital purposes.

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

None.

Item 9A .

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2011,  the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2011 was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name

Age

Position

Dr. Ingo Stuckmann

 44

CEO/Director

J.C. Pennie

 72

Chairman

W. Campbell Birge

 57

CFO/Secretary/Treasurer

Glen MacMullin

 41

Director

Greg Wilson

 48

Former Director

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

J.C. Pennie serves as chairman of our Board of Directors.  Mr. Pennie is the principal of Windrush Corporation a project development company that has developed nine energy projects in Ontario, Canada.  Several of these wind energy projects have been sold or joint ventures have been established with international firms such as Energy Faming International of Germany; Schneider Power of Toronto; GE Energy LLC of Schenectady, New York; and the Pattern-Samsung Consortium of USA/Korea. Mr. Pennie has been on the IESO (Independent Electrical System Operators) renewable energy standing committee. The IESO is responsible for coordination of generation and transmission with electricity demand. Mr. Pennie is also Vice-Chairman of DareArts Foundation for Children, founded in 1994 using multi-cultural arts education programs for children at risk. DareArts has reached over 130,000 children in Canada.

Glen MacMullin.   Mr. MacMullin is a chartered accountant.   Mr. MacMullin has extensive experience in the capital markets  in  both North America and Europe.  Mr. MacMullin is currently a director of Pensato Europa Absolute Return Fund, an Irish listed UCITS fund.  He has also served  on the Board of Directors of numerous public companies in North America including DSL.net Inc., Aegis Communications Group Inc., Briazz Inc., and Nayarit Gold Inc.

Mr. MacMullin currently serves as  Vice President of Finance with Minto Group, a real estate development, construction and management company based in Ottawa, Canada.  Prior to joining Minto Group in 2008, he was a Managing Director at Xavier Sussex, LLC, a New York-based private equity firm which he co-founded in 2004. Previously, Mr. MacMullin was Chief Operating Officer with the proprietary trading group of Deutsche Bank in New York.  Prior to his appointment with Deutsche Bank in New York, he worked with the  hedge fund division for Deutsche Bank Offshore in the Cayman Islands.

Mr. MacMullin started his career in public accounting with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands.  He received a Bachelor of Business Administration degree from Saint Francis Xavier University and is a member of the Canadian Institute of Chartered Accountants.

 Greg Wilson  formerly served on our Board of Directors.   Mr. Wilson is a  financier and corporate strategist. In 1997, he founded EMT Capital Corp., a financial advisory firm concentrating in  various aspects of  capital market transactions  including  mergers and acquisitions and corporate financings.   Mr. Wilson has completed the Canadian Investment Management (CIM) program, and has earned the Fellow of the Canadian Securities Institute (FCSI) designation.

W. Campbell Birge  was appointed our president and joined our board of  directors  in December 2007.  In September 2009, he stepped down as our President  and as a Director and assumed the role of Chief Financial Officer.  Mr. Birge is a Director of Mindesta Inc., a publicly traded company in the United States, and has been an officer, director and/or consultant to several public and private companies located in the United States, Canada and Mexico including Industrial Minerals Inc.,  Sigma Capital Group and MIO Organization S.A. de C.V.  He was on the Advisory Board of the Trust for Sustainable Development and was instrumental in working on the Loreto Bay project, a large real estate development project.  Mr. Birge has lived in Mexico and was an Associate Professor at United States International University (Mexico City Campus) for five years.  He was also elected to serve on the Academic Council as the Head of the Graduate Business Studies while at the university    Mr. Birge earned a Master’s Degree in Management and Organizational Development from United States International University, a Bachelor of Arts degree in Sociology from Simon Fraser University and a Bachelor of Education degree from the University of Calgary.  He is fluent in Spanish.

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

Terms of Office

There are no family relationships among our directors and/or officers.  Our directors are appointed for one-year  terms to hold office until the next annual general  meeting of the holders of our Common Stock or until removed from office in  accordance  with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

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

There is no material proceedings to which any director, officer or affiliate of Wind Works, any owner of record or beneficially of more than five percent of any class of voting securities of Wind Works, or any associate of any such director, officer, affiliate of Wind Works  or security holder is a party adverse to Wind Works or any of its subsidiaries or has a material interest adverse to Wind Works or any of its subsidiaries.

 During the past five years, no director, nominee for director or any executive officer of Wind Works:

1.

Filed a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Was  the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

5.

Was  found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.

 Was  found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compensation of Directors

Beginning in May 2010,  we compensate our board members the sum of CDN $5,000 per month in consideration for serving on our Board of Directors.  Dr. Stuckmann receives $8,000 per month which includes compensation for his services as an officer and director.  In addition we have issued directors stock based compensation as more fully set forth under Item 11. “Executive Compensation”.  Our  directors have been issued shares of our common stock in consideration for their service on the Board.

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

Current Compensation

Beginning in May 2010,  Dr. Stuckmann receives CDN $8,000 per month in consideration for serving as our chief executive officer and as a member of our Board of Directors.   Mr.  Birge,  our chief financial officer,  receives CDN $4,000 per month.

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

Principal                    Yea          ($)                     Awards    Awards        Incentive Plan       Deferred                              ($)

                                                                                   (1)           (2)                      ($)                 Comp ($)

___________________________________________________________________________________________________

Dr, Ingo Stuckmann 2010    16,000                  1,880,000

149,070

     2,045,070

  (CEO/Director)       2011    96,000

             183,333

       279,333

J.C. Pennie                2010    10,000                  1,880,000       99,380                                                                        1,989,380                                   -

   (Director)

  2011    60,000

          60,000

W, Campbell Birge   2010    5,000                         30,000

  49,690                                                                            89,680

(CFO/Sec/Treas)       2011    39,000                     127,500                                                                                           166,500

Greg Wilson              2010     10,000                  1,376,000      99,380

      1,485,380

                Former Director         2011    30,000  (3)                                                                                                                          30,000

Glen MacMullen

  2010

-0-

-0-

  -0-

      -0-

  2011

 67,400

                                                          67.400

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

(3)

Excludes $30,000 in payments received following Mr. Wilson’s resignation.

Employment Agreements

We pay Dr. Stuckmann our chief executive officer and a director a fee of $8,000 per month.  We also pay W. Campbell Birge  $4,000 per month in his role as our chief financial  officer.  There are no written agreements  memorializing these agreements.

Directors Compensation

Beginning in May 2010, we pay our non-officer directors a monthly fee of  $5,000.  All compensation due directors has been accrued to date.   In addition, our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board.  In addition to the monthly cash compensation,  directors may also receive share based compensation.    In order to attract new directors, it  may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

Stock Options Granted/Exercised in Last Year

During the fiscal year ended June 30, 2011 we issued a total of 200,000  common stock options to Glen MacMullen in consideration for joining our Board of Directors.  The options are exercisable at $0.50   per share.

No stock options were  exercised.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of June 30, 2011 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock and Options	No. of Options	Percent of Class(1)(7)
Ingo Stuckman (2)(3)*	2,458,333	300,000	5.8%
Glen MacMullen(4)	-0-	200,000	*
J.C. Pennie (5)	2,00,000	200,000	4.81%
W. Campbell Birge (6)	678,341	100,000	1.6%

__________________________________________________________________________________________________

(All officers and directors as a group

4 persons)

5,136,674

      1,000,000

10.92%

*Less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii) investment power, which  includes the power to dispose or direct the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power to dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be beneficially  owned by a person if the person has the right to acquire  the  shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person) by  reason of these  acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.    As of September 30, 2011   there were 47,023,000 shares of our common stock issued and outstanding.

(2)

The mailing address for Dr. Stuckmann is Muehlenstrasse 51, 45473 Muelheim Ruhr, Germany

(3)

Dr. Stuckmann disclaims any beneficial ownership of  1,259,722 shares of common stock held by his wife

(4)

The mailing address for Mr. MacMullen  in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(5)

The mailing address for Mr. Pennie is in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5

(6)

The mailing address for Mr Birge  is in care of Wind  Works Power Corp. 346 Waverley Street Ottawa, Ontario Canada K2P 0W5.

(7)

Based on 47,023,594  issued and outstanding shares of common stock

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

Related Party Transactions

At June 30, 2011, the Company had a balance owing from a shareholder of $1,850  pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At June 30, 2011, the Company had a loan payable from an officer of $102,787 . The amount is due on demand, unsecured, and bears a 5% interest rate and is included in short term loans.

During the year ended June 30, 2011, the Company issued 9,000,000 shares  related to the acquisition of ZEP  which was a company related to the Company by way of directors, officers and shareholders in common.

During the year ended June 30, 2011, officers and directors received payments of $223,591  for services rendered which was included in professional fees.

At June 30, 2011, the Company had payables to officers and directors of $252,976.

During the year ended June 30, 2011, officers and directors received 200,000 stock options.

During the year ended June 30, 2011, a company under common control received payments of $424,299) for project development.

At June 30, 2011, the Company had payables to a company under common control of $125,275 ) for payments for project development.

During the year ended June 30, 2010, the Company issued 1,200,000 shares related to the acquisition of interests in six wind projects, valued at 1,200 from a company related to the Company by way of directors, officers and shareholders in common.

At June 30, 2010, the Company had a payable to a company related by way of directors in common of $450,000 related to the acquisition of a 50% interest in the Settlers Landing wind project.

During the year ended June 30, 2010, the Company issued 300,000 shares related to the acquisition of a 50% interest in the Settlers Landing wind development project from a company related to the Company by way of directors, officers and shareholders in common, valued at $300.

During the year ended June 30, 2010, the Company issued 1,200,000 shares related to the acquisition of a 50% interest in the Sunbeam projects from a company related to Wind Works by way of directors, officers and shareholders in common, valued at $1,200.

During the year ended June 30, 2010, the Company issued 250,000 shares related to the St-Thomas option, valued at $250.

All transactions with related parties are made in the normal course of business and measured at carrying value.

Item 14.  Principal Accounting Fees and Services.

         AUDIT FEES. The aggregate fees billed for professional services rendered was $45,000   and  $21,000   for the audit of our annual financial statements for the fiscal years ended June 30, 2011 and 2010, respectively, and $ 26,981  and $ 10,718 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended June 30, 2011 and 2010    respectively.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended June 30, 2011 and 2010.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit  committee reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2011  with  the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2011,  for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 and 2010

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2011 and 2010  AND                                                               CUMULATIVE SINCE INCEPTION (November 20, 2002).

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  JUNE 30, 2011 and 2010   AND CUMULATIVE SINCE INCEPTION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wind Works Power Corp.:

We have audited the accompanying consolidated balance sheets of Wind Works Power Corp. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wind Works Power Corp. as of June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 2. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

October 24, 2011

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Consolidated Financial Statements

Year ended June 30, 2011 and 2010

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

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Balance Sheets

As at June 30, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

Assets	June 30, 2011	June 30, 2010
Current Assets
Cash and Cash Equivalents	$180,173	$39,263
Prepaid Expenses (Note 6)	112,033	625,961
Accounts Receivable	3,584	2,498
VAT receivable	83,739	57,545
Due from shareholder (Note 5)	1,850	1,850
Other Assets	115,380	-
Cost in excess of billings on uncompleted contracts (Note 14)	77,862	-
	574,621	727,117

Long Term Assets

Capitalized lease costs	27,868	38,711
Wind Projects (Note 13) Wind Project Deposits (Note 15)	3,431,183 7,731,252	2,997,475 903,260
Fixed assets (Note 7)	4,830	6,038
Investment UW ZE Altenburg GmbH	18,149	-
Loans Receivable	2,904	-
	11,216,186	3,945,484
	$11,790,807	$4,672,601

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,233,438	$2,576,433
Convertible debentures (Notes 6, 8)	385,000	385,216
Short term loans (Notes 5, 9)	202,787	100,000
	2,821,225	3,061,649

Third party loans (Note 10)	8,827,589	-
Stockholders’ Equity
Common Stock (Note 11)	47,029	31,448
Additional Paid-in Capital	7,419,568	4,023,824
Contributed Surplus	244,925	88,085
Share subscription liability	71,318	-
Deficit Accumulated during the Development Stage	(7,610,653)	(2,531,704)
Cumulative translation adjustment	(30,194)	(701)
	141,993	1,610,952
	$11,790,807	$4,672,601

Going concern (Note 1), Contingencies (Note 16), Commitments (Note 17),

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Statement of Operations (Audited)

For the Years Ended June 30, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

	Year Ended June 30, 2011	Year Ended June 30, 2010	Cumulative from May 2, 2008 (Inception) to June 30, 2011
Income
Interest	529	-	529
Non-refundable deposit (Note 13xi)	97,290	-	97,290
Total income	97,819	-	97,819

Expenses
Advertising and promotion	32,019	11,133	43,152
Accretion interest (Note 8)	984,705	591,043	1,575,748
Consulting fees	1,624,797	457,198	2,081,995
Depreciation	1,208	719	1,927
Office and miscellaneous	20,224	9,521	29,745
Professional fees (Notes 5, 6)	436,552	127,525	572,411
Rent	10,071	3,946	14,017
Interest and service charges	241,300	48,855	289,979
Travel and lodging	9,702	14,130	23,832
Insurance	3,382	-	3,382
Project development costs (Note 5)	1,617,656	555,420	2,219,080
Foreign exchange	101,749	9,863	111,612
Loss on extinguishment of debt (Note 8)	-	564,130	564,130
Lease expense	93,402	83,887	177,462
Total operating expenses	5,176,767	2,477,370	7,708,472
Net loss for the period	5,078,948	2,477,370	7,610,653

Comprehensive loss
Foreign currency translation adjustment	29,493	701	30,194
Comprehensive loss for the period	5,108,441	2,478,071	7,640,847

Basic and Diluted Loss per share		0.12
Weighted Average Number of Shares Outstanding		41,162,081

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Audited)

For the Year Ended June 30, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

	Year ended June 30, 2011	Year Ended June 30, 2010	May 2, 2008 (Date of Inception) to June 30, 2011
Cash Flows from Operating Activities
Net loss for the period	$(5,078,948)	$(2,477,370)	$(7,610,652)
Add (deduct) non-cash items:
Depreciation	1,208	718	1,926
Lease amortization	10,843	10,843	22,132
Loss on extinguishment of debt	-	564,130	564,130
Accretion interest	984,705	591,043	1,575,748
Interest on debt modification	12,947	-	12,947
Shares issued for services	1,566,714	286,038	1,852,751
Stock based compensation	95,400	88,310	183,710
Changes in non-cash working capital items:
Accounts receivable	(1,086)	(502)	(1,588)
VAT receivable	(26,194)	(57,545)	(83,739)
Prepaid expenses	(6,242)	143	(6,242)
Cost in excess of billing on uncompleted contracts	(77,862)	-	(77,862)
Other Assets	(115,380)	-	(115,380)
Accounts payable and accrued liabilities	973,005	439,680	1,315,366
	$(1,660,890)	$(554,513)	$(2,366,753)
Cash Flows from Investing Activities
Deposits on wind projects	(6,891,632)	-	(6,891,632)
Cash acquired on reverse take-over	-	34,192	34,192
Purchase of fixed assets	-	(2,559)	(2,559)
Investment in wind projects (Note 13)	(197,208)	(363,357)	(460,565)
Investments in Joint Ventures	(18,149)	-	(18,149)
Leases	-	-	(50,000)
	$(7,106,989)	$(331,724)	$(7,388,713)
Cash Flows from Financing Activities
Proceeds from private placements	150,000	540,000	800,000
Issuance of convertible debentures	150,000	275,000	425,000
Repayment of convertible debentures	(390,000)	-	(390,000)
Proceeds from loan payable	8,927,472	100,000	9,027,472
Subscriptions payable	71,137	-	71,137
Advances from related parties	-	10,500	1,850
	$8,908,789	$925,500	$9,935,639
Increase (decrease) in cash from continuing operations	140,910	39,263	180,173
Cash, beginning of the period	39,263	-	-
Cash, end of the period	$180,173	$39,263	$180,173

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

For the Year Ended June 30, 2011

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

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

June 30, 2011

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for financing	375,000	375	149,625	-	-	-	-	150,000
Capital issued for wind projects	550,000	550	235,950	-	-	-	-	236,500
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Conversion of convertible debenture	1,889,298	1,890	691,298	-	-	-	-	693,188
Capital issued for services	2,366,250	2,366	948,590	-	-	-	-	950,956
Capital issued for debt settlement	1,400,000	1,400	1,314,600	-	-	-	-	1,316,000
Fair value of warrants	-	-	51,356					51,356
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Modification of convertible debentures	-	-	10,350	-	-	-	-	10,350
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(29,523)	-	11,712
Net Loss	-	-	-	-	-	-	(5,078,948)	(5,056,512)
Balance June 30, 2011	47,027,665	47,029	7,418,904	244,925	71,318	(30,224)	(7,610,652)	141,300

The accompanying notes are an integral part of the consolidated interim financial statements

1.

Nature of Organization and Business:

i) Organization

Wind Works Power Corp. formerly known as AmMex Gold Mining Corp. (”WWPC” or “Wind Works”) was incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.

ii) Business

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

2.    Basis of Presentation

Effective January 31, 2010, WWPC completed a share exchange whereby it acquired Zero Emissions People LLC (“ZEP”). Prior to its acquisition by WWPC, Zero Emissions People LLC, was a privately-held US company engaged in the development of wind energy projects.  The acquisition by Wind Works of ZEP is deemed to be a reverse acquisition. Wind Works (the legal acquirer) is considered the accounting acquiree and ZEP (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity are in substance be those of ZEP, with the assets and liabilities, and revenues and expenses of Wind Works being included effective from the date of consummation of Share Exchange Transaction. Wind Works is deemed to be a continuation of the business of ZEP. The outstanding common stock of Wind Works prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized.

According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by ZEP for the net monetary assets of WWPC accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill or intangible asset is recorded. All material inter-company balances and transaction have been eliminated.

Refer to Note 13(ii) for further details regarding the shares issued pursuant to this acquisition and the projects acquired.

Consolidation

The consolidated financial statements include the accounts of Wind Works Power Corp. and its wholly-owned subsidiaries, Zero Emission People LLC, Wind Works Capital LLC, Zero Emission People Capital Inc., Wind Works Canada Inc., Zero Emission People Capital GmbH, Wind Works Development GmbH (collectively the “Company”). Significant inter-company accounts and transactions have been eliminated.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. If the going concern assumption were not appropriate for these financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

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

	June 30 2011	June 30 2010
Deficit accumulated during the development stage	7,610,653	2,531,704
Working capital (deficiency)	(2,246,604)	(2,334,532)

Use of Estimates

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

3.

Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

Wind Farm Developmental Properties

The Company expenses all costs related to the maintenance and exploration of developmental wind farms in which it has secured rights prior to establishment of commercial feasibility.  Developmental wind farm acquisition costs are initially capitalized when incurred. The Company assesses the carrying cost for impairment under ASC 360-10 “Accounting for Impairment or Disposal of Long Lived Assets”.  When it has been determined that a wind farm property can be economically developed, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the project.  If developmental wind farm properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenues from fixed-price construction contracts are recognized on the completed-contract method due to undependable estimates that cause forecasts to be doubtful. The completed-contract method recognizes revenue and costs upon contract completion, and all project costs and revenues are reported as deferred items on the balance sheet until that time. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

Contract costs include all direct material and labour costs and those indirect costs related to contract performance, such as indirect labour, supplies, tools, and repairs costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included in revenues when received.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in prepaid expenses and other current assets.

Equity Method Investments

The Company accounts for its ownership interest in UW ZE Altenburg GmbH under the equity method of accounting in accordance with ASC Topic No. 323 “Investments-Equity Method and Joint Venture” (“ASC 323”) as a result of the Company’s ability to exercise significant influence over the operating and financial policies of UW ZE Altenburg GmbH. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the entity’s net income or losses after the date of investments. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment’s carrying amount may be reduced to a negative value.

The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount of the assetsmay not be fully recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related investment. If the investment is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated cash flows. No impairment charge was recorded related to the Company’s equity method investment in UW ZE Altenburg GmbH for the year ended June 30, 2011.

Capitalized Lease Cost

Capitalized lease cost represents the cost of taking over land leases located on the Company’s Grey Highlands Wind Park. Capital lease cost is amortized over the term of the operating leases taken over.  During the year ended June 30, 2011, the Company recognized amortization of $93,402 (2010 - $ 2,674).

Long-Lived Assets

Fixed Assets are capitalized at cost.  Depreciation is recorded on a declining balance basis at a rate of 20% per annum.

In accordance with ASC 360, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: Significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating loses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

2.

Income Taxes

The Company records income taxes in accordance with FASB ASC 740, using the asset and liability method.  Pursuant to ASC 740 the company is required to compute tax asset benefits for net operating losses carried forward. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities for a change in tax rate is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax assets for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future period and accordingly is offset by a valuation allowance. FIN NO. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would have been accrued and are classified as a component of income tax expense in the consolidated statements of operations.

Foreign Currency Translation

The consolidated financial statements of the Company are translated to and presented in United States dollars in accordance with ASC 830.

The functional currency of the Company’s North American operations is the U.S. Dollar. For foreign currency transactions, monetary assets and liabilities for the Company are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including long-lived assets and wind project acquisition costs) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement.

The functional currency of the Company’s German operations is the Euro. The gain or loss on currency translation from the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the year.

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income

ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at June 30, 2011 and 2010 the Company’s only component of comprehensive income is foreign currency translation adjustments.

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

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at the trading prices of the Company’s common stock on the date of the contract.  The corresponding expense of the services rendered is recognized over the period that the services are performed.

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

Fair Value Measurements

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

		Fair Value at June 30 2011			June 30, 2010
Assets	Total	Level 1	Level 2	Level 3	Total
	$	$	$	$	$
Cash equivalents	180,173	180,173	-	-	39,263
Accounts receivable	3,584	3,584	-	-	2,498
VAT receivable	83,739	93,739	-	-	57,545
Due from shareholder Loan receivable	1,850 2,904	1,850 2,904	- -	- -	1,850 -
Accounts payable and accrued liabilities	2,233,438	2,233,438	-	-	2,476,433
Short term loan	202,787	202,787	-	-	100,000
Third party loans	8,827,589	8,827,589	-	-	8,827,589
Convertible debentures	385,000	-	-	385,000	385,216

The carrying value of accounts receivable, VAT receivable, due from shareholder, loan receivable, accounts payable and accrued liabilities, and short term loans approximates their fair value due to their short term nature. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The estimated fair value of the convertible debentures accounted for as liabilities was determined using the relative fair value basis of the convertible debentures and warrants issued.  The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following inputs:

June 30, 2011
Risk free interest rate	0.48 – 0.96%
Expected life of warrants	1 year
Expected stock price volatility	110.8%
Expected dividend yield	0%

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

(i) ASU 2010-28

In December 2010, the FASB issued an Accounting Standards Update 2010-28 ("ASU 2010-28"), "Intangibles-Goodwill and Other (Topic 350)". ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

(ii) ASU 2010-29

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

4.

Accounting Standards Adopted

(i) ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 860 on July 1, 2010. The Company has determined that the adoption of ASC 860 has no impact on its consolidated financial statements.

(ii) ASC 810

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The Company adopted ASC 810 on July 1, 2010.  The Company has determined that the adoption of ASC 810 has no impact on its consolidated financial statements.

(iii) ASU 2010-20

In July 2010, the FASB issued guidance for the disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This guidance is effective for fiscal and interim periods beginning after December 15, 2010. The Company’s adoption of these requirements effective January 1, 2011 had no effect on the Company’s consolidated financial statements.

(iii) ASC 605

In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The Company’s adoption of this guidance effective July 1, 2010 had no effect on the Company’s financial statements.

(iii) ASU 2010-09

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised consolidated financial statements. Revised consolidated financial statements include consolidated financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted this standard and as a result did not disclose the date through which subsequent events have been evaluated.

(iv)  ASC 605

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The Company’s adoption of this guidance effective July 1, 2010 had no effect on the Company’s financial statements.

5.

Related Party Transactions

At June 30, 2011, the Company had a balance owing from a shareholder of $1,850 (2010 – $1,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At June 30, 2011, the Company had a loan payable from an officer of $102,787 (2010 - nil). The amount is due on demand, unsecured, and bears a 5% interest rate and is included in short term loans.  The company accrued $11,663 (2010 – nil) toward interest on this loan which is included in accounts payable and accrued liabilities.

During the year ended June 30, 2011, the Company issued 9,000,000 shares (2010 – nil) related to the acquisition of ZEP valued at nil (2010 – nil) which was a company related to the Company by way of directors, officers and shareholders in common.

During the year ended June 30, 2011, officers and directors received payments of $223,591 (2010 – 40,346) for services rendered which was included in professional fees.

At June 30, 2011, the Company had payables to officers and directors of $252,976 (2010 – 40,212) for services rendered which was included in accounts payable.

During the year ended June 30, 2011, officers and directors received 200,000 stock options (2010 – nil).

During the year ended June 30, 2011, a company under common control received payments of $424,299 (2010 – nil) for project development.

At June 30, 2011, the Company had payables to a company under common control of $125,275 (2010 – nil) for payments for project development which is included in accounts payable.

During the year ended June 30, 2010, the Company issued 1,200,000 shares related to the acquisition of interests in six wind projects, valued at 1,200 from a company related to the Company by way of directors, officers and shareholders in common.

At June 30, 2010, the Company had a payable to a company related by way of directors in common of $450,000 related to the acquisition of a 50% interest in the Settlers Landing wind project.  This amount was included in accounts payable and accrued liabilities.

During the year ended June 30, 2010, the Company issued 300,000 shares related to the acquisition of a 50% interest in the Settlers Landing wind development project from a company related to the Company by way of directors, officers and shareholders in common, valued at $300.

During the year ended June 30, 2010, the Company issued 1,200,000 shares related to the acquisition of a 50% interest in the Developer C projects from a company related to Wind Works by way of directors, officers and shareholders in common, valued at $1,200.

During the year ended June 30, 2010, the Company issued 250,000 shares related to the St-Thomas option, valued at $250.

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2011 or 2010. During the year ended June 30, 2011, the company entered into certain non-cash operating activities as follows:

During the year ended June 30, 2011, the Company issued 2,366,250 common shares (2010 – 1,501,500) at various share prices for a total fair market value of $950,956 for services (2010 – 904,350).  $852,813 has been recognized as stock based compensation and included in consulting fees (2010 – 286,038), and $98,143 has been included in prepaid expenses (2010 – 618,312).

During the year ended June 30, 2011, the Company issued 1,400,000 shares valued at $1,316,000 in settlement of an amount payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.

During the year ended June 30, 2011, the Company issued 1,889,298 shares (2010 – 62,500) valued at $693,187 (2010 – 25,000) from the conversion of convertible debentures.

During the year ended June 30, 2011, the Company issued 550,000 shares valued at $236,500 towards the acquisition of the Burg II Wind Project (Note 13vi).

During the year ended June 30, 2011, the Company issued 9,000,000 shares valued at nil in settlement of the Zero Emissions People acquisition agreement.

During the year ended June 30, 2010, the Company issued 300,000 common shares pursuant to the acquisition of an interest in the Settlers Landing Wind Park valued at $300.

During the year ended June 30, 2010 the Company issued 1,200,000 common shares pursuant to the joint venture agreement with Developer C valued at $1,200.

During the year ended June 30, 2010 the Company issued 250,000 common shares pursuant to the acquisition of an option to acquire a wind development project in St. Thomas valued at $250.

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at June 30, 2011	Net Book Value at June 30, 2010

6,038	$ -	$ 1,208	$ 4,830	$ 6,038

During the year ended June 30, 2011, total additions to property, plant and equipment were $ nil (2010- $ nil).  During the year ended June 30, 2011 the Company recorded depreciation of $1,208 (2010 - $719).

8.

Convertible Debentures

On November 25, 2009 the Company issued $992,300 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, November 30, 2010. The debt may be converted into shares of common stock at a conversion price of $0.70 per share. In conjunction with the debt, the Company also issued warrants to purchase 1,000,000 warrants with an exercise price of $1.00 per share that expire on November 30, 2011. The fair value of the warrants is $0.53 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $1.14 with a maturity date of 1 year and an interest rate of 0.48%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $967,076 which was recorded against the convertible debt and offset in additional paid in capital.

On April 29, 2010, the Company agreed to modify the terms of the convertible debentures listed above.  Under the modified debentures, the conversion price of the debentures was reduced to $0.40 per share.  In addition, the warrant exercise price was reduced to $0.50 per share and the expiry date of the warrants was extended to November 30, 2012.

As a result of the above modification, during the year ended June 30, 2010, the Company reported a loss of $564,130 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.  At April 29, 2010, a new debt discount of $992,300 was recorded against the convertible debt and will be amortized as interest expense over the life of the debt.   During the year ended June 30, 2011, the Company recognized $708,786 (2010 – 525,283) of accretion interest on the debt.  The discount on this debt was fully accreted at June 30, 2011.  The maturity date of this convertible debt was November 30, 2010 and therefore the $300,000 of debt outstanding at June 30, 2011 was in default.  The Company had accrued $47,836 of interest on this debt at June 30, 2011 and included this balance in accrued liabilities.

During the year ended June 30, 2011, the Company received notice of conversion for $492,300 in principle of convertible debentures resulting in the issuance of 1,250,000 shares of common stock. An additional 95,548 common shares valued at $38,219 were issued for interest owing on these converted debentures.

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The fair value of the warrants is $0.21 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.59 with a maturity date of 1 year and effective interest rate of 0.96%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital.  During the year ended June 30, 2011 the Company recognized $160,816 (2010 - $65,796) of accretion interest on the debt. .  The discount on this debt was fully accreted at June 30, 2011.  The maturity date of this convertible debt was March 31, 2011 and therefore the $85,000 of debt outstanding at June 30, 2011 was in default.  The Company had accrued $10,759 of interest on this debt at June 30, 2011 and included this balance in accrued liabilities.

During the year ended June 30, 2011, the Company received notice of conversion for $125,000 in principal of convertible debentures resulting in the issuance of 500,000 restricted shares of common stock. An additional 43,750 common shares valued at $13,125 were issued for interest owing on these converted debentures.

On August 31, 2010 the Company issued $150,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, February 28, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 300,000 common shares with an exercise price of $0.50 per share that expire on August 31, 2012. The fair value of the warrants is $0.26 per share as calculated using the Black-Scholes method. Assumptions include the stock price at $0.57 with a maturity date of 1 year and effective interest rate of 0.25%.  The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $115,105 which was recorded against the convertible debt and offset in additional paid in capital.  During the year ended June 30, 2011 the Company recognized $115,105 of accretion interest on the debt. .  The discount on this debt was fully accreted at June 30, 2011.

On February 14, 2011, the Company agreed to modify the terms of the convertible debentures listed above.  Under the modified debentures, the conversion price of the debentures was reduced to $0.30 per share.  As a result of the modification, during the year ended June 30, 2011, the Company recognized interest expense of $10,350 on the debt because The modification was not substantial enough to be result in an extinguishment of the debt.

During the year ended June 30, 2011, the Company repaid $390,000 of convertible debentures.

At June 30, 2011 a total of $59,154 of interest was accrued on the outstanding debt and included in accrued liabilities.

The above three convertible debenture liabilities are as follows:

	June 30, 2011	June 30, 2010
March 31, 2010 convertible debentures payable	$ 275,000	$ 275,000
April 29, 2010 convertible debentures payable August 31, 2010 convertible debentures payable Conversion of April 29, 2010 convertible debentures	992,300 150,000 (492,300)	992,300 - -
Conversion of March 31, 2010 convertible debentures	(150,000)	(25,000)
Repayment of April 29 2010 convertible debentures	(200,000)
Repayment of March 31, 2010 convertible debentures	(40,000)
Repayment of August 31, 2010 convertible debentures	(150,000)
Total convertible debentures payable	385,000	1,242,300
Less: unamortized discount on March 31, 2010 convertible debentures payable	-	(148,298)
Less: unamortized discount on April 29, 2010 convertible debentures payable Less: unamortized discount on August 31, 2010 convertible debentures payable	- -	(708,786) -
Net convertible debentures payable	$ 385,000	$ 385,216

9.

Short Term Loan

Short term loans of $202,787 are unsecured, non-interest bearing and are due on demand except for $102,787 which bears interest at 5% per annum.

10.

Long Term Debt

Wind Works Power Corp has received a 6.64% simple interest loan from a third party (the “lender”).  The Company has borrowed $8,535,640 in Canadian funds ($8,849,752 in US funds) as of June 30, 2011.  The maturity date of the loan is the earliest of (i) an event of default or (ii) January 31, 2013 at which time the company is required to repay all principal and accrued interest.  The loan is senior to all indebtedness of the company and is secured by any existing registered security on the assets of the company up to an aggregate amount of $1,500,000 for each bridge loan provided that any indebtedness relating to the registered security may not be re-financed, re-borrowed or increased in any way.  There were 6 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000.  Until the loan is repaid in full the company may not, without the prior consent of the lender, (1) incur any indebtedness or grant any security that would rank prior to the loan, other than: (i) normal trade payables; and (ii) secured debts and obligations owed to secured lenders providing financing for the construction of the Wind Projects. or (2) incur or commit to any single expense over CAD $20,000 or any series of related expense over a cumulative amount of CAD $30,000.  The Company has signed promissory notes guaranteeing the amount of the loan.

Four parties entered into a convertible debenture agreement first and then entered into bridge loan agreements prior to the Closing date.  The cumulative amount of financing available under the convertible debenture agreement is $8,500,000 in Canadian funds.  Closing shall occur on such date as may be agreed to by the Company and the lender and upon closing the promissory notes shall be returned to the Company and a debenture shall be issued by the Company in an amount equal to the value of the notes then outstanding.  The debentures shall carry a yield equal to 6.64% per annum, with interest calculated quarterly.  At the lender’s sole option, and at a date of its choosing, all principal and accrued interest under the debentures may be converted into an equity interest in any of the projects that were funded using this financing.  In such a case the lender would earn up to a 49% interest in those specific wind projects.  Following conversion the Company would have the option to repurchase the project equity upon thirty days notice.

Under the terms of the loan agreement the Company commits to purchasing all wind turbines for the wind projects from the lender.

At June 30, 2011 $99,331 of interest was accrued on the outstanding principal and included in accrued liabilities.

Continuity	2011	2010
Balance, July 1, 2010	$-	-
Add: Borrowings on loan	8,535,640	-
Less: Payments on loan	-	-
Effect of exchange rate	314,112	-
Deferred financing costs	(22,163)	-
Balance, June 30, 2011	$8,827,589	$-

Outstanding balance at:	2011	2010
Long term Debt	$8,827,589	$-
Long-term Debt	$8,827,589	$-
Less: current portion	-	-
	$8,827,589	$-

Subsequent to June 30, 2011 the company borrowed an additional $3,710,658 under the loan agreement.

11.

Share Capital

Total authorized share capital of the Company is as follows:

200,000,000 Common shares with a par value of $0.001

During the year ended June 30, 2011:

a)

The Company issued 1,750,000 (2010 – nil) shares valued at $642,300 (2010 – nil) for debenture conversions and 139,298 (2010 – nil) shares valued at $51,344 (2010 – nil) for interest owing on these converted debentures.

b)

The Company issued 2,366,250 (2010 – 1,501,000) shares of the company for total consideration of $950,956 (2010 – 904,350) for services rendered.

c)

The Company issued 550,000 shares (2010 – nil) valued at $236,500 (2010 – nil) towards the acquisition of the Burg II Wind Project.

d)

The Company issued 9,000,000 (2010 – nil) shares valued at $nil (2010 – nil) in settlement of the Zero Emissions People acquisition agreement.

e)

The Company issued 375,000 (2010 – 1,080,000) shares valued at $150,000 (2010 – 540,000) for a private placement of which 375,000 warrants (2010 – nil)  were issued valued at $0.33 per warrant as calculated using the Black Scholes model and recorded as a reduction to the total proceeds.

f)

The Company issued 1,400,000 shares (2010 – nil)  valued at $1,316,000 (2010 – nil)  in settlement of an amount payable to a director of the Company based on the fair value of common shares granted to the director on October 19, 2009.

g)

The Company issued 300,000 warrants (2010 – nil)  valued at $0.26 per warrant as calculated using the Black Scholes model through subscriptions to convertible debentures.

The following share purchase warrants were outstanding at June 30, 2010:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	-	-	-
Warrants	0.50	1,000,000	2.42
Warrants	0.85	250,000	2.51
Warrants	0.85	150,000	4.38
Warrants	0.75	575,500	1.75
Outstanding and exercisable at June 30, 2010	0.64	1,975,000	2.39

The following share purchase warrants were outstanding at June 30, 2011:

	Weighted Average Exercise price	Number of warrants	Weighted Average Remaining contractual life (years)
Balance beginning of year	0.64	1,975,000	2.39
Warrants issued from convertible debentures	0.50	300,000	1.17
Warrants issued from private placement	0.50	375,000	1.17
Outstanding and exercisable at June 30, 2011	0.60	2,650,000	1.33

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

	June 30, 2011	June 30, 2010
Risk free interest rate	0.23%	0.48% - 0.96%
Expected life of warrants	1.5 year	1 year
Expected stock price volatility	151.95%	110.8%
Expected dividend yield	0%	0%

The weighted average fair value of warrants granted in the year ended June 30, 2011 was $0.30 (2010 - $0.44).

12.

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

On October 19, 2009, the board granted 1,000,000 stock options expiring December 31, 2012 to officers and directors of the company vesting immediately at an exercise price of $0.85. During the year ended June 30, 2011, the Company approved the reduction of exercise price from $0.85 to $0.50 for the remaining options resulting in a stock based compensation expense of $28,000 as calculated using the Black Scholes model.

On December 6, 2010, the board granted 200,000 stock options expiring December 31, 2012 to officers and directors of the company vesting immediately at an exercise price of $0.50.

Changes in the Company’s stock options for the year ended June 30, 2010 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	-	$ -	-
Cancelled	-	-	-
Issued	1,000,000	$0.85	2.5
Balance, June 30, 2010	1,000,000	$ 0.85	2.5

Changes in the Company’s stock options for the year ended June 30, 2011 are summarized below:

	Number	Weighted Avg. Exercise Price	Weighted Avg. Years to Expiry
Balance, beginning of Year	1,000,000	$ 0.85	2.5
Cancelled	(200,000)	-	-
Issued	200,000	$0.50	1.5
Balance June 30, 2011	1,000,000	$ 0.50	1.5

The weighted average fair value of options granted in the year ended June 30, 2011 was $0.34 (2010 - $0.50).

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

	June 30, 2011	June 30, 2010
Risk free interest rate	0.26%	0.60%
Expected dividend yield	0%	0%
Expected stock price volatility	157%	110%
Expected life of options	2 years	1 year

During the year ended June 30, 2011 the Company recognized stock based compensation expense in the amount of $ 1,566,526 (2010: $nil).

13. Wind Projects and Option Agreements

As at June 30, 2011, the Company had capitalized wind development project costs as follows:

	June 30, 2011	June 30, 2010
Skyway 126 (Note 13i)	1,997,468	1,997,468
Zero Emissions People (Note 13ii)	-	-
Developer C (Note 13iii)	286,650	286,650
Settlers Landing (Note 13iv)	450,000	450,000
Burg I (Note 13v)	403,637	263,357
Burg II (Note 13vi)	236,500	-
Raberg (Note 13vii)	54,905	-
EFI Joint Venture (Note 13viii)	-	-
5MW Ontario project (Note 13ix)	1,023	-
Thunder Spirit (Note 13x)	1,000	-
	3,431,183	2,997,475

(i)

Skyway 126

On October 23, 2009 the Company signed an agreement to acquire a 70% controlling interest in Skyway 126 Wind Energy Inc. in exchange for two million restricted shares of Wind Works’ common stock valued at $1,897,468.  During the year ended June 30, 2010 the Company capitalized an additional $100,000 related to acquisition costs payable to the previous project owner upon signing a Feed-in Tariff contract with the Ontario Power Authority. Skyway 126 is a 10 megawatt (MW) project located in Grey-Highlands Township, Ontario, Canada.

(ii)

Zero Emission People

On October 28, 2009 the Company announced it had signed a share exchange agreement whereby it will acquire all of the outstanding equity interests in Zero Emission People (“ZEP”), which includes 10 wind energy development projects totaling 375 megawatts (MW).  As consideration, the Company will issue thirty-one million shares of its common stock pursuant to the following schedule:

-

5,000,000 shares of common stock on January 15, 2010 (issued)

-

9,000,000 shares of common stock on August 15, 2010 (issued)

-

9,000,000 shares of common stock on August 15, 2011

-

8,000,000 shares of common stock on August 15, 2012

The acquisition by Wind Works of Zero Emissions People is deemed to be a reverse acquisition. Wind Works (the legal acquirer) is considered the accounting acquiree and Zero Emissions People (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity are in substance be those of Zero Emissions People, with the assets and liabilities, and revenues and expenses of Wind Works being included effective from the date of consummation of Share Exchange Transaction. Wind Works is deemed to be a continuation of the business of Zero Emissions People. The outstanding common stock of Wind Works prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized.

On January 31, 2010, the Company closed the acquisition of Zero Emissions People.  In an addendum to the share exchange agreement between the Company and Zero Emission People LLC, it was agreed that any provisions in regards to considerations in shares made in the joint venture agreement and option agreements entered into on September 18, 2009 will be superseded by the share exchange agreement of October 28, 2009.  Both parties further acknowledged that any amount of shares issued by the Company as consideration as per provisions contained in any of the previous agreements shall be subtracted from the overall amount of shares due under the share exchange agreement if such a previous issuance does concern a project that is part of both the agreement under which the shares were issued previously and the share exchange agreement.

The Company has capitalized $570,670 in Feed-In Tariff contract security deposits with the Ontario Power Authority related to these projects (Note 15).

(i)

Developer C

On November 27, 2009 the Company signed an agreement whereby it acquired a 50% interest in another 6 wind energy projects totaling 80 megawatts (MW) located in Ontario, with an option to increase its interests to 100%, from Developer C, a company subject to significant influence by a relative of an officer of the Company. The agreement calls for the issuance of 1,200,000 restricted common shares of the Company’s stock, and payment in cash of $286,650 ($300,000CDN) on April 30, 2010. The Company issued 1,200,000 common shares during the year ended June 30, 2010 related to the acquisition of these projects.  As this was a transfer of assets between related parties, and because the projects acquired had a carrying value of $nil on the acquirees financial statements, these shares were recorded at their par value of $1,200.

On June 5, 2010 the cash payment portion of the agreement was amended to defer the due date to within 30 days upon written request by the selling party but no earlier than September 30, 2010.  During the year ended June 30, 2011, the Company has paid $205,000 of the cash payments and accrued an account payable of $81,650 related to the remaining balance.

Subsequent to the acquisition of a 50% interest in this joint venture, all of the development costs for the projects have been incurred by the Company.

The Company has capitalized $285,000 of Feed-In Tariff contract security deposits with the Ontario Power Authority related to these projects (Note 15).

(ii)

Settlers Landing

As part of the acquisition of Zero Emission People (Note 11ii), the Company acquired a 50% interest in Settlers Landing, a 10 megawatt wind energy project located near Pontypool, in Ontario, Canada, . On November 6, 2009 the Company announced it had signed an agreement to acquire the remaining 50% interest in the Settlers Landing Wind Park from Developer C, a company subject to significant influence by a relative of an officer of the Company.  The agreement called for the issuance of 300,000 restricted common shares of the Company’s stock, and a payment in cash of $450,000, the latter subject to milestones. As this was a transfer of assets between related parties, and because the projects acquired had a carrying value of $nil on the acquirees financial statements, these shares were recorded at their par value of $300.

The milestone cash payments are as follows:

Milestone 1:

Payment of $225,000 upon the earlier of: within 30 days of award of FIT/power contract or latest July 30, 2010.

Milestone 2:

Payment of $225,000 within 90 days of award of FIT/power contract.

During the year ended June 30, 2010 the Company issued 300,000 common shares related to the acquisition of this project.

On July 5, 2010 the cash payment portion of the agreement was amended to defer the due date to within 30 days upon written request by the selling party but no earlier than September 30, 2010.  As at June 30, 2011, the Company has accrued an account payable of $450,000 related to the remaining cash payments.

The Company has capitalized $47,500 of Feed-In Tariff contract security deposits with the Ontario Power Authority related to these projects (Note 15).

(iii)

Burg I

On June 8, 2010 the Company signed an agreement with Developer A to purchase a 100% interest in the 4 MW project Burg 1 located near Magdeburg for a total cash payment of 900,000 Euros.  The agreement called for an initial payment of 450,000 Euros by June 15, 2010, a second payment of 225,000 Euros no later than Jan. 15, 2011 and a final payment of 225,000 Euros no later than April 30, 2011.  On July 9, 2010 an amendment to the original agreement was executed whereby 300,000 Euros were to be paid by July 9, 2010, 94,000 Euros were paid by September 15, 2010 and 56,000 Euros are to be paid by November 15, 2010.

In April 2011 the Company and Developer A agreed to defer any further acquisition payments until cabling rights are secured by Developer A.  At June 30, 2011, the Company has paid 556,000 Euros ($807,274) towards this acquisition.

Furthermore, in April 2011, the Company entered into an agreement for the sale and construction of 50% of the Burg I project (Note 14).  Pursuant to this sale, 50% of the acquisition costs paid to June 30, 2011 have been reclassified as construction contract costs and the 50% related to the portion of the project retained by the Company remains capitalized as wind project acquisition costs.

(iv)

 Burg II

On September 7, 2010, the Company entered into two option agreements to purchase the Burg II wind project, a 6MW project located near Magdeburg, Germany:

a)

A 90 day option to acquire a 50% interest in the project from Developer A. To obtain this option, the Company issued 150,000 shares valued at $64,500.

b)

A 90 day option to acquire a 50% interest in the project from EFI Energy Farming International GmbH (EFI). No shares were issued as consideration for this option.

Each option permitted the Company to acquire 50% of the project for 750,000 Euros, subject to the following milestones:

Milestone 1:	100,000 Euros	Due upon signing of a definitive agreement
Milestone 2:	100,000 Euros	Due upon confirmation from permitting agencies that all permitting documents have been obtained
Milestone 3:	300,000 Euros	Due upon the project obtaining a construction permit
Milestone 4:	250,000 Euros	Due upon pouring of the first turbine foundation

As both options expired prior to the signing of definitive agreements, the Company issued a further 200,000 shares to each vendor to extend the option period to July 2011. These additional 400,000 shares were valued at $172,000.

In July 2011, subsequent to year end, the Company signed definitive agreements with both vendors to acquire each respective half of the project for 750,000 Euros, subject to the same milestones outlined in the option agreements. In the event that a BIMSCH permit cannot be obtained for the project within 18 months, the vendors shall deliver similar projects as replacements to the Company, or, at the Company`s sole discretion, the Company may request reimbursement of any instalments paid by the Company to the vendors.

(i)

Raberg

In April 2011, the Company entered into a joint venture option agreement with Developer B. For a refundable deposit of $54,905 (37,815 Euros), the Company obtained a 120 day option to enter into a joint venture on the Raberg wind project being developed by Developer B.

Subsequent to June 30, 2011, the Company exercised this option and entered into a definitive joint venture agreement with Developer B, against which the initial deposit of $54,905 was applied.

(ii)

 Joint venture with EFI

In September 2010, the Company entered into a joint venture agreement with EFI Energy Farming International GmbH (“EFI”), intending to develop a 20 megawatt wind energy project in Wassertruedingen, Germany.  The joint venture was owned 50/50 with EFI and the Company made an investment of 100,000 Euros ($136,120).

On December 13, 2010, EFI and Wind Works entered into an agreement to sell the entire project to a third party.  Wind Works’ expected proceeds for this sale are 190,000 Euros, of which 100,000 ($136,120) Euros has been collected and recorded as a recovery of the Company’s initial investment. The Company has not recognized revenue related to the remaining 90,000 Euros due to uncertainty surrounding the collectability of this balance.

(iii)

5MW Ontario Project

In April 2011, the Company entered into an agreement to acquire a 50% interest in a 5MW wind energy project located in Ontario, Canada. Wind Works is required to fund all development costs, which includes interconnection to the HONI powergrid, to finance the project after Renewable Energy Approval by securing the necessary debt financing for the project, and to organize construction of the project.

The acquisition price for the 50% interest is $501,000CDN, of which $1,000 ($1,023USD) was due upon signing and capitalized, with the balance due within 30 days of the project receiving Renewable Energy Approval from the Ontario provincial government.

(iv)

Thunder Spirit

In April 2011, the Company acquired a 75% interest in Thunder Spirit, a 150MW project located in North Dakota.  The acquisition agreement stipulates a $1,000 acquisition price, which has been capitalized, and obligates Wind Works to perform the following:

a)

Fund all project-related costs;

b)

Assume any related expense associated with a letter or credit which may be required to secure project interconnection; and

c)

Reimburse the vendor for $260,000 of Midwest ISO deposits, $120,000 of which was due within 45 days of closing, and $140,000 of which was due within 90 days of closing. Both payments are subject to prior invoicing by the vendor.

The Company has not paid, nor accrued, these reimbursements at June 30, 2011, as they had not been invoiced by the vendor.

(i)

Purchase and sale agreement with Premier Renewable Energy

In February 2011, the Company entered into an agreement to sell 5 Ontario wind projects to Premier Renewable Energy Ltd. (“PRE”).  The 5 projects, each totaling 10MW, were: Clean Breeze, Cloudy Ridge, Settlers Landing, Snowy Ridge, and Grey Highlands. Under this agreement, PRE made a non-refundable deposit of $97,290 and refundable deposits of $961,000.

The terms of the agreement required PRE to pay the connection cost deposits owed by the projects to HONI before April 30, 2011.  Upon receiving notice that PRE was unable to pay these deposits, Wind Works notified PRE that the Company intended to terminate the agreement. On June 20, 2011, PRE and Wind Works signed a termination agreement.  In connection with the termination of this sale, the Company has recognized income of $97,290 related to the non-refundable deposit received for this agreement, and has returned the refundable deposits to PRE.

14.

Cost in excess of billings on uncompleted contracts

In April 2011, the Company entered into an agreement for the sale of 50% of its interest in the Burg I project. Pursuant to this sale, the Company entered into a turn-key agreement for the construction of a wind turbine, in accordance with specifications outlined in the contract.

The Company is obligated to erect and transfer ownership of an operational wind turbine, including all project rights, by December 31, 2011. Should the construction not be completed prior to this date, the Company is subject to compensate the buyer for interest lost for funding of the project, up to a maximum of 40,000 Euros. Failure to complete the project by April 30, 2012 will subject the Company to further monthly penalties of up to 15,625 Euros.

The agreed sale price for the turn-key construction contract is fixed, as specified in the construction contract.  For the year ended June 30, 2011, the costs incurred and billings received are summarized as follows:

Total billings related to turn-key construction agreement	(1,092,360)
Project acquisition costs reclassified as construction costs (Note 13(v))	403,637
Construction costs	766,585
Cost in excess of billings on uncompleted contracts	77,862

15.

Wind Project Deposits

 As at June 30, 2011, the Company had capitalized wind project deposits as follows:

	June 30, 2011	June 30, 2010
OPA Feed-In Tariff Contract Deposits:
Zero Emissions People	570,760	570,760
Developer C	285,000	285,000
Settlers Landing	47,500	47,500
	903,260	903,260

Hydro One Networks Inc. (“HONI”) Connection Cost Deposits:
Whispering Woods Wind Farm	823,624	-
5MW Ontario Project	823,624	-
Cloudy Ridge / Skyway 126	836,511	-
Settlers Landing Wind Park	810,736	-
Clean Breeze Wind Park Grafton	823,624	-
Grey Highlands ZEP	2,709,873	-
	6,827,992	-
Total Wind Project Deposits	7,731,252	903,260

The OPA Feed-In Tariff Contract deposits represent refundable deposits with the Ontario Power Authority for the projects listed above.

The HONI Connection Cost deposits represent deposits for the work required to connect the Company’s projects to HONI’s distribution system. If the Company gives HONI notice to proceed with connection, the deposits will be applied against HONI’s costs.

16.Contingencies

At June 30, 2010, the Company had accrued a contingent liability of $100,000CAD pertaining to its Grey-Highlands project, which was due thirty days upon signing a Feed-In Tariff contract with the Ontario Power Authority. The amount is payable to a company that originally owned the Grey-Highlands property operating lease agreement. During the year ended June 30, 2011, the Company issued a payment of $25,000CAD, leaving an accrued liability of $75,000CAD at June 30, 2011.

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

17.

Commitments

On January 27, 2011, the Company signed a financing, marketing and construction organization agreement with EFI Energy Farming International GmbH for Project Burg 1, with payments of 220,000 Euros according to development milestones.

For the wind projects being developed under the Developer C joint venture (Note 13iii) and all other Canadian projects jointly held with resident partners, the Company has agreed to share all income in accordance with the respective partnership agreements.

Under the terms of the loan agreement (Note 10) the Company commits to purchasing all wind turbines for the wind projects from the lender.

The following are expected lease payments regarding the Company’s operating land leases:

2012	$ 35,247
2013	$ 9,062
2014	$ 5,961
Thereafter	$ 118,720
Total	$ 168,990

18.Income Taxes

At June 30, 2011, the Company has unused tax loss carry forwards in the United States of $ 17,737,936 (2010 - $ 13,968,918) expiring between the years 2026 and 2031 which are available to reduce taxable income. As at June 30, 2011 the Company has unused tax loss carry forwards in Mexico of $ 875,523 (2010 - $ 875,523) which are available to reduce taxable income.  As at June 30, 2011, the Company has unused tax loss carry forward in Germany of $124,535 (2010- $124,535) which is available to reduce taxable income.

The tax effect of the significant components within the Company's deferred tax asset (liability) at June 30, 2011 are as follows:

	2011	2010
Loss carry forwards	6,309,545	4,994,578
Other	1,455,164	1,118,190
Valuation allowance	(7,764,708)	(6,112,768)
Net deferred tax asset	-	-

The income tax expense differs from the amounts computed by applying the statutory rate to pre-tax losses as a result of the following:

	2011	2010

Loss before income taxes	(5,078,948)	(2,477,370)
Statutory tax rate	34%	34%
Effective tax rate	-	-
Expected recovery at statutory tax rate	(1,726,842)	(842,306)
Adjustments to benefits resulting from:
Impact of lower tax rate in subsidiaries	8,842	-
Non deductible expenses	66,060	221,753

Unrecognized tax assets acquired on recapitalization of the company		(5,473,742)
Valuation allowance	1,651,940	6,094,294
Provision for income taxes	-	-

The potential benefit of operating losses have not been recognized in these financial statements as the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward to future years.

As at June 30, 2011, the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates. The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As at June 30, 2011, there was no accrued interest or penalties relating to tax uncertainties.  The Company is not currently under examination in any state or foreign jurisdiction.

19.

Segment Disclosures

The Company operates in one segment – the development and sale of wind turbine projects.

Information as to geographic areas is summarized below:

	2011	2010
Interest and non-fundable deposit revenues:
Germany	529	-
Canada	97,290	-
United States	-	-
	97,819	-

	2011	2010
Total wind projects and fixed assets
Germany	695,042	263,357
Canada	2,739,971	2,740,156
United States	1,000	-
	3,436,013	3,003,513

 (b)

Index to Exhibits

23.1

Consent of Auditor consent  Independent Registered Public Accounting Firm

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

  WIND WORKS POWER CORP.

Date: October  26,  2011

                           By: /s/ Ingo Stuckman

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckman

Date:  October 26, 2011

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:  October 26,  2011

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  October 26, 2011

……………………….

J.C. Pennie, Director

By:/s/ Greg  MacMullin

…………………………

DATE:  October  26,  2011

Glen MacMullin,   Director