Form 10-K/A
period 2011-06-30
Wind Works Power Corp.
filed 2011-11-08
CIK 1273507

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on December 31, 2010  was approximately $15 million.

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

None.

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on  Form 10-k/A-1 or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, our plans to acquire additional wind farms, commence development of the wind farms,   our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2012ijk  and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:  Actions by our competitors; our inability to manage our growth,  successfully develop our wind farms, borrowing costs, the regulatory environment  and  the loss of our key executives could materially adversely impact operations.

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

                                                                          EXPLANATORY NOTE

Wind Works Power Corp.  is filing this Amendment No. 1 to its Annual Report on Form 10–K for the fiscal year ended June 30, 2011, to include a signed copy of the audit report.

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

                          WIND WORKS POWER CORP.

Date: November 7,  2011

                           By: /s/ Ingo Stuckman

                               -----------------

                               Ingo Stuckman

                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ingo Stuckman

Date:  November 7, 2011

    -----------------

    Ingo Stuckmann

    CEO/ Director

By: /s/ W. Campbell Birge

Date:  November 7,  2011

   -------------------------------

    W. Campbell Birge, CFO

By:  /s/ J.C. Pennie

Date:  November 7, 2011

……………………….

J.C. Pennie, Director

By:/s/ Glen MacMullin

…………………………

DATE:  November 7, 2011

Glen MacMullin,   Director