Form 10-Q
period 2011-09-30
Wind Works Power Corp.
filed 2011-11-21
CIK 1273507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes__  No  _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  55,498,594   shares of Common Stock as of November 18, 2011.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.

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

WINDWORKS POWER

Wind Works Power Corp.

(A Continuation of Zero Emission People LLC)

Consolidated Financial Statements

Period ended September 30, 2011 and 2010

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

 “/s/Ingo Stuckmann”

Ingo Stuckmann

President

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

 Consolidated Balance Sheets

As at September 30 (Unaudited) and June 30, 2011 (Audited)

(Expressed in United States dollars, unless otherwise stated)

Assets	September 30, 2011	June 30, 2011
Current Assets
Cash and Cash Equivalents	$271,311	$180,173
Prepaid Expenses (Note 6)	15,020	112,033
Accounts Receivable	3,503	3,584
VAT receivable	44,166	83,739
Due from shareholder (Note 5)	1,850	1,850
Other Assets	109,515	115,380
WIP Inventory- contracts in progress	-	-
Cost in excess of billings on uncompleted contracts (Note 14)	86,299	77,862
	531,664	574,621

Long Term Assets

Capitalized lease costs	28,450	27,868
Wind Projects (Note 13) Wind Project Deposits (Note 15)	3,684,237 10,490,927	3,431,183 7,731,252
Fixed assets (Note 7)	4,587	4,830
Investment UW ZE Altenburg GmbH	16,804	18,149
Loans Receivable	26,924	2,904
	14,251,924	11,216,186
	$14,783,588	$11,790,807

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts Payable an Accrued Liabilities	$2, 668,887	$2,233,438
Convertible debentures (Notes 6, 8)	502,029	385,000
Short term loans (Notes 5, 9)	126,296	202,787
	3,297,212	2,821,225

Third party loans (Note 10)	12,337,264	8,827,589
Stockholders’ Equity
Common Stock (Note 11)	47,029	47,029
Additional Paid-in Capital Capital of Limited Partners	7,400,520 634	7,419,568 -
Contributed Surplus	244,925	244,925
Share subscription liability	71,318	71,318
Deficit Accumulated during the Development Stage	(8,562,571)	(7,610,653)
Cumulative translation adjustment	(52,744)	(30,194)
	(850,888)	141,993
	$14,783,588	$11,790,807

Going concern (Note 1), Contingencies (Note 16), Commitments (Note 17),

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)

Consolidated Statement of Operations (Unaudited)

For the Periods Ended September 30, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Cumulative from May 2, 2008 (Inception) to September 30, 2011
Income
Interest	-	362	529
Non-refundable deposit (Note 13xi)	-	97,290	97,290
Total income	-	97,652	97,819

Expenses
Advertising and promotion	16,982	2,019	60,134
Accretion interest (Note 8)	12,000	498,061	1,587,748
Consulting fees	191,607	418,221	2,273,602
Depreciation	244	304	2,171
Office and miscellaneous	2,788	834	32,533
Professional fees (Notes 5, 6)	131,714	92,669	704,125
Rent	2,578	2,465	16,595
Interest and service charges	222,771	38,120	512,750
Travel and lodging	20,000	3,392	43,832
Insurance	1,968	-	5,350
Project development costs (Note 5)	333,620	177,443	2,552,700
Foreign exchange	(10,353)	(10,358)	101,259
Loss on extinguishment of debt (Note 8)	-	-	564,130
Lease expense	26,000	23,738	203,462
Total operating expenses	951,918	1,246,908	8,660,390
Net loss for the period	951,918	1,149,256	8,562,571

Comprehensive loss
Foreign currency translation adjustment	22,550	5,687	52,744
Comprehensive loss for the period	974,468	1,154,943	8,615,315

Basic and Diluted Loss per share		(0.03)
Weighted Average Number of Shares Outstanding		33,524,250

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)

Consolidated Statement of Cash Flows (Unaudited)

For the Periods Ended September 30, 2011 and 2010

(Expressed in United States dollars, unless otherwise stated)

		Three Month Period ended September 30, 2011		Three Month Period Ended September 30, 2010		May 2, 2008 (Date of Inception) to September 30, 2011
Cash Flows from Operating Activities
Net loss for the period	$		$		$
Add (deduct) non-cash items:
Depreciation
Lease amortization
Loss on extinguishment of debt
Accretion interest
Interest on debt modification
Shares issued for services
Stock based compensation
Changes in non-cash working capital items:
Accounts receivable
VAT receivable
Prepaid expenses
Cost in excess of billing on uncompleted contracts
Other Assets
Accounts payable and accrued liabilities
	$		$		$
Cash Flows from Investing Activities
Deposits on wind projects
Cash acquired on reverse take-over
Purchase of fixed assets
Investment in wind projects (Note 13)
Investments in Joint Ventures
Leases
	$		$		$
Cash Flows from Financing Activities
Proceeds from private placements
Issuance of convertible debentures
Repayment of convertible debentures
Proceeds from loan payable
Subscriptions payable
Advances from related parties
	$		$		$
Increase (decrease) in cash from continuing operations
Cash, beginning of the period
Cash, end of the period	$		$		$

Supplemental disclosure of non-cash transactions (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Period Ended September 30, 2011

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

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

September 30, 2011

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for financing	375,000	375	149,625	-	-	-	-	150,000
Capital issued for wind projects	550,000	550	235,950	-	-	-	-	236,500
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Conversion of convertible debenture	1,889,298	1,890	691,298	-	-	-	-	693,188
Capital issued for services	2,366,250	2,366	948,590	-	-	-	-	950,956
Capital issued for debt settlement	1,400,000	1,400	1,314,600	-	-	-	-	1,316,000
Fair value of warrants	-	-	51,356					51,356
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Modification of convertible debentures	-	-	10,350	-	-	-	-	10,350
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(29,493)	-	11,712
Net Loss	-	-	-	-	-	-	(5,078,949)	(5,056,512)
Balance June 30, 2011	47,027,665	47,029	7,418,904	244,925	71,318	(30,194)	(7,610,653)	141,300

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.

(Formerly AmMex Gold Mining Corp.  - an Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Audited)

September 30, 2011

(Stated in US Dollars)

	Common Shares		Additional Paid-in Capital	Contributed Surplus	Share Subscription Liability	Cumulative Translation Adjustment	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Number	Amount

Balance June 30, 2011	47,027,665	47,029	7,418,904	244,925	71,318	(30,194)	(7,610,653)	141,300

Capital issued Germany	-		(18,414)	-	-	-	-	(18,414)
Fair value of warrants	-	-	-					-
Warrant bifurcation	-	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-	-	-	-
Share subscription liability	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	(22,550)	-	(22,550)
Net Loss	-	-	-	-	-	-	(951,918)	(951,918)
Balance June 30, 2011	47,027,665	47,029	7,400,520	244,925	71,318	(52,744)	(8,562,571)	(850,888)

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

5.

Related Party Transactions

At September 30, 2011, the Company had a balance owing from a shareholder of $1,850 (2010 – $1,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At September 30, 2011, the Company had a loan payable from an officer of $1,733 (2010 - nil). The amount is due on demand, unsecured, and bears a 5% interest rate and is included in short term loans.  The company accrued $ nil (2010 – nil) toward interest on this loan which is included in accounts payable and accrued liabilities.

During the period ended September 30, 2011, officers and directors received payments of $10,000 (2010 – 24,080) for services rendered which was included in professional fees.

At September 30, 2011, the Company had payables to officers and directors of $247,000 (2010 – 79,750) for services rendered which was included in accounts payable.

All transactions with related parties are made in the normal course of business and measured at carrying value.

6.

Non-Cash Transactions

There were no income taxes paid during 2011 or 2010. During the year ended June 30, 2011, the company entered into certain non-cash operating activities as follows:

7.

Fixed Assets

Cost Opening Balance	Additions During the Year	Accumulated Depreciation	Net Book Value at June 30, 2011	Net Book Value at June 30, 2011

6,038	$ -	$ 1,451	$ 4,587	$ 4,830

During the period ended September 30, 2011, total additions to property, plant and equipment were $ nil (2010- $ nil).  During the period ended September 30, 2011 the Company recorded depreciation of $244 (2010 - $305).

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

The agreed sale price for the turn-key construction contract is fixed, as specified in the construction contract.  For the year ended June 30, 2011, the costs incurred and billings received are summarized as follows:

Total billings related to turn-key construction agreement	(1,011,376.58)
Project acq. costs reclassified as construction costs (Note 13(v))	373,712.62
Construction costs	723,962.75
Cost in excess of billings on uncompleted contracts	86,298.79

15.

Wind Project Deposits

 As at June 30, 2011, the Company had capitalized wind project deposits as follows:

	June 30, 2011	June 30, 2010
OPA Feed-In Tariff Contract Deposits:
Zero Emissions People	570,760	570,760
Developer C	285,000	285,000
Settlers Landing	47,500	47,500
	903,260	903,260

Hydro One Networks Inc. (“HONI”) Connection Cost Deposits:
Whispering Woods Wind Farm	823,624	-
5MW Ontario Project	823,624	-
Cloudy Ridge / Skyway 126	836,511	-
Settlers Landing Wind Park	810,736	-
Clean Breeze Wind Park Grafton	823,624	-
Grey Highlands ZEP	2,709,873	-
	6,827,992	-
Total Wind Project Deposits	7,731,252	903,260

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

18.

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

19.

Subsequent Events

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background:

Our business strategy is to pursue opportunities in wind energy. We intend to develop wind farms  We  assemble land packages (“Wind Farms”), secure requisite environmental permitting, provide wind testing for a one year period  by erecting towers to measure wind speed.  Subject to favorable wind testing results, we  then apply for  power contracts for the number of megawatts (MW) that our land position will allow. Once we secure power contracts,  we believe that we will be able to lease or sell the Wind Farms to operating utility companies or companies desiring to purchase wind turbines and erect the necessary power lines.

Industry Overview:

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

Wind Energy Fundamentals:

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

 Wind Farm Development:

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

The Company’s Wind Farms:

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

 11.   Ontario 5MW Project

On June 14, 2011 the Company announced it has signed an Agreement to acquire a 50% interest in a 5MW wind energy project located in Ontario, Canada. The Project was awarded a Feed-in Tariff (FIT) power contract by the Ontario Power Authority in April 2010.  Wind Works is required to fund all development costs of approximately $1 Million which includes interconnection to the HONI powergrid.  The purchase price is subject to the final economic parameters and is not due until the project has received Renewable Energy Approval by the Provincial Government of Ontario.  Wind Works will be required to finance the project after Renewable Energy Approval by securing the necessary debt financing for the project.  Wind Works will organize construction of the project

Comparison of Operating Results for the Three  Months ended September 30, 2011 and 2010 and from May 2, 2008  (“Inception”) to September 30, 2011.

Revenue

For the three months ended September 30, 2011 we did not generate any revenues as compared to $97,652 for the three months ended September 30, 2010.  Of this total, $97,290 represents revenues attributable to a non-refundable security deposit.  The non-refundable deposit resulted  from  the termination of an agreement with Premier Renewable Energy Ltd. (See footnote 13xi).  Total revenues since Inception were $97,819.

Operating Expenses

For the three months ended September 30, 2011 our operating expenses totaled $ 951,918 as compared to $1,246,908 for the three months ended September 30, 2010.  Operating expenses since Inception totaled $8,660,390.

The principal reasons for the decline in our operating expenses are attributable to the significant reduction of accretion expense from $498,061 to $12,000 and the decline of consulting fees from $418,221.   Professional fees increased from $82,669 to $131,714.  This increase is primarily attributable to legal fees attributable to our funding activities.  Interest and service charges increased from $38,120 to $222,771.  The significant increase in this expense is attributable to financing activities incurred in connection with the funding of our wind farms.   These costs are directly related to an increase in our project development costs from  $177,443 to $333,620 for the three months ended September 30, 2010 as compared to the comparable period in 2011.  Project development costs since Inception totaled $2,552,700.   We expect project development costs will continue to increase as we have secured funding for several of our wind farms.

Except for a lease expense of $26,000, all other line item expenses that we incurred for the quarter ended September 30, 2011 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2011and 2010  totaled $(951,918) and $(1,246,908).  Since Inception our Net Loss totaled $(8,562,571).

We will require additional capital to fully implement our business plan.   There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your  entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2011  we had cash and cash equivalents totaling $271,311, $86,299 in costs in excess of billings on uncompleted contracts, $44,166 in value added tax receivables and $109,515 in other assets.   All other current assets represent less than 1% of our current assets.  Total current assets were $531,664.

At June 30, 2011 total current assets were $574,621 consisting primarily of cash and cash equivalents totaling $180,173, prepaid expenses totaling $112,033, VAT receivable of $83,739 and other assets totaling $115,380.  Total current assets were $574,621.

Prepaid assets consist primarily of common stock issued for services to be rendered.

The significant increase in our cash holdings is primarily attributable to funds received from project financings.

Our long term assets at September 30, 2011 totaled $14,251,924.  These assets are primarily attributable to  wind project deposits of $10,490,927 and wind projects valued at of $3,684,237.  We have no  other material  long term assets.

At  June 30, 2011  long term assets totaled  $11,216,186, consisting primarily of wind project deposits of $7,731,252 and wind projects valued at $3,431,183.   The increase in our long term assets is primarily attributable to an increase in our wind project deposits.

Total assets at September 30, 2011 were $12,039,913 as compared to $11,790,807 at June 30, 2011.

Our current liabilities at September 30, 2011 totaled $3,297,212   consisting  of accounts payable totaling $2,668,887,  convertible debentures totaling $502,029 and short term loans totaling $126,296. Current liabilities at June 30, 2011 totaled $2,821,225 consisting of $2,233,438 in accounts payable, $385,000 in convertible debentures and $202,787 in short term loans.

 We have a working capital deficit   at September 30, 2010 (current assets less current liabilities) of $2,765,548  as compared to a working capital deficit  of  $2,246.604  at June 30, 2011.   We require additional funding to meet our short term capital requirements. If we are unable to pay our liabilities as they become due, and our creditors are not willing to defer payments,  we may be required to seek protection from creditor claims.

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

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

The Company has been named as a defendant in a civil action filed against a shareholder of the Company.  (District Court Clark County, Nevada Case No. A-11-646 22C).   The suit alleges that  the Plaintiff purchased the shareholder’s common stock at a sheriff sale and is demanding that the Company issue those shares to the Plaintiff.  We do not believe that this case is material.  The Company has retained counsel and will wait for  adjudication of the matter.

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

31.2                          Section 302 Certification of the Principal Financial Officer *

32.1                          Section 906 Certification of Principal Executive Officer *

32.2

       Section 906 Certification of Principal Financial and Accounting Officer *

101*

          XBRL data files of Financial Statements and Notes contained in this Quarterly Report

*

                 To be filed by amendment

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Wind Works Power Corp.

Date:   November 21,  2011

   By: /s/ Ingo Stuckmann

                               --------------------------------

                               Ingo Stuckmann

                               Chief Executive Officer

Date:  November 21, 2011

By:/s/ W. Campbell Birge

---------------------------------

Chief Financial Officer