Form 10-Q/A
period 2011-09-30
Wind Works Power Corp.
filed 2011-12-14
CIK 1273507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-Q/A-1

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

Yes [  ] No [X]

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 55,498,594 shares of Common Stock as of November 18, 2011.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.	21

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q/A-1 contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

EXPLANATORY NOTE

Wind Works Power Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10–Q for the quarter ended September 30, 2011 to amend its financial statements as previously filed.

This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report.

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
(Unaudited)

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

Ingo Stuckmann
President

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)
Consolidated Balance Sheets
As at September 30 (Unaudited) and June 30, 2011 (Audited)
(Expressed in United States dollars, unless otherwise stated)

Assets	September	June 30,
	30, 2011	2011

Cash and Cash Equivalents	$271,311	$180,173
Prepaid Expenses (Note 5)	15,020	112,033
Accounts Receivable	2,594	3,584
VAT receivable	44,270	83,739
Due from shareholder (Note 4)	1,850	1,850
Other Assets	107,736	115,380
Cost in excess of billings on uncompleted contracts (Note 12)	120,910	77,862
	563,691	574,621
Long Term Assets

Capitalized lease costs	27,868	27,868
Wind Projects (Note 11)	3,711,672	3,431,183
Wind Project Deposits (Note 13)	10,490,927	7,731,252
Fixed assets (Note 6)	4,587	4,830
Investment UW ZE Altenburg GmbH	16,804	18,149
Loans Receivable	11,091	2,904
	14,262,949	11,216,186
	$14,826,640	$11,790,807
Liabilities and Stockholders’ Equity
Liabilities

Current Liabilities

Accounts Payable and Accrued Liabilities	$2,676,063	$2,233,438
Convertible debentures (Note 7)	503,029	385,000
Short term loans (Note 8)	104,722	202,787
	3,283,814	2,821,225

Third party loans (Note 9)	12,337,264	8,827,589

Stockholders’ Equity
Common Stock (Note 10)	47,029	47,029
Additional Paid-in Capital	7,440,874	7,419,568
Capital of Limited Partners	635	-
Contributed Surplus	244,925	244,925
Share subscription liability	71,318	71,318
Deficit Accumulated during the Development Stage	(8,554,101)	(7,610,653)
Cumulative translation adjustment	(45,118)	(30,194)
	(794,438)	141,993
	$14,826,640	$11,790,807

Going concern (Note 2), Contingencies (Note 14), Commitments (Note 15), Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)
Consolidated Statement of Operations (Unaudited)
For the Periods Ended September 30, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Cumulative from May 2, 2008 (Inception) to September 30, 2011

Income
Interest	-	362	529
Non-refundable deposit	-	97,290	97,290
Total income	-	97,652	97,819
			-
Expenses			-
Advertising and promotion	16,751	2,019	59,903
Accretion interest (Note 7)	-	498,061	1,575,748
Consulting fees (Note 5)	194,925	418,221	2,276,927
Depreciation	243	305	2,169
Office and miscellaneous	2,789	833	32,535
Professional fees (Notes 4, 5)	131,714	92,669	704,125
Rent	2,578	2,465	16,595
Interest and service charges	221,698	38,120	511,670
Travel and lodging	20,000	3,392	43,832
Insurance	-	-	3,382
Project development costs	333,555	177,443	2,552,635
Foreign exchange	(6,805)	(10,358)	104,807
Loss on extinguishment of debt	-	-	564,130
Lease expense	26,000	23,738	203,462
Total operating expenses	943,448	1,246,908	8,651,920
Net loss for the period	943,448	1,149,256	8,554,101

Comprehensive loss:

Foreign currency translation adjustment	14,924	5,687	45,118

Comprehensive loss for the period	958,372	1,154,943	8,599,219

Basic and Diluted Loss per share	-0.02	-0.03
Weighted Average Number of Shares Outstanding	47,027,665	33,524,250

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)
Consolidated Statement of Cash Flows (Unaudited)
For the Periods Ended September 30, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended September 30, 2011	Three Month Period Ended, September 30, 2010	May 2, 2008 (Date of Inception) to September 30, 2011

Cash Flows from Operating Activities
Net loss for the period	($ 943,448)	$(1,149,256)	$(8,554,101)
Add (deduct) non-cash items:
Depreciation	243	305	2,169
Lease amortization	-	2,733	22,132
Loss on extinguishment of debt	-	-	564,130
Accretion interest	-	498,061	1,575,748
Interest on debt modification	-	-	12,947
Shares issued for services	-	399,461	1,852,751
Stock based compensation	82,143	-	265,853
Foreign exchange translation	(14,954)	-	(14,954)

Changes in non-cash working capital items:
Accounts receivable	990	(13,397)	(598)
Convertible debenture receivable	-	(50,000)	-
Tax receivable	39,469	(7,868)	(44,270)
Prepaid expenses	14,870	443	8,628
Loan receivable	(8,187)	(2,720)	(8,187)
Cost in excess of billing on
uncompleted contracts	(43,048)	-	(120,910)
Other Assets	7,644	-	(107,736)
Accounts payable and accrued liabilities	442,625	242,340	1,758,172
	($ 421,653)	$79,898	$(2,788,226)
Cash Flows from Investing Activities
Deposits on wind projects	(2,759,675)	-	(9,651,307)
Cash acquired on reverse take-over	-	-	34,192
Purchase of fixed assets	-	-	(2,559)
Investment in wind projects (Note 11)	(280,489)	(197,920)	(741,054)
Investments in Joint Ventures	1,345	-	(16,804)
Leases	-	-	(50,000)
	($3,038,819)	$(197,920)	$(10,427,532)
Cash Flows from Financing Activities
Proceeds from private placements	-	-	800,000
Issuance of convertible debentures	200,000	150,000	625,000
Repayment of convertible debentures	(60,000)	-	(450,000)
Proceeds from loan payable	3,411,610	71,318	12,439,082
Subscriptions payable	-	150,000	71,137
Advances from related parties	-	-	1,850
	$3,551,610	$371,318	$13,487,069

Increase (decrease) in cash from	91,138	93,500	271,311
continuing operations
Cash, beginning of the period	180,173	39,263	-
Cash, end of the period	$271,311	$132,763	$271,311

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Audited)
For the Period Ended September 30, 2011
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount

Capital issued for financing	4,454,454	4,454	95,546	-	-	-	-	100,000
Net Loss	-	-	-	-	-	-	(1,150)	(1,150)
Balance June 30, 2008	4,454,454	4,454	95,546	-	-	-	(1,150)	98,850

Capital issued for financing	545,546	546	9,454	-	-	-	-	10,000
Net Loss	-	-	-	-	-	-	(53,184)	(53,184)
Balance June 30, 2009	5,000,000	5,000	105,000	-	-	-	(54,334)	55,666

Recapitalization (Note 1)	22,053,117	22,053	1,245,394	-	-	-	-	1,267,451
Capital issued for financing	1,080,000	1,080	538,920	-	-	-	-	540,000
Capital issued for services	1,501,500	1,502	902,849	-	-	-	-	904,350
Capital issued for wind projects	1,750,000	1,750	-	-	-	-	-	1,750
Stock based Compensation	-	-	-	88,085	-	-	-	88,085
Fair value of warrants	-	-	364,071	-	-	-	-	364,071
Beneficial conversion feature	-	-	842,650	-	-	-	-	842,650
Conversion of convertible debenture	62,500	63	24,937	-	-	-	-	25,000
Translation adjustment	-	-	-	-	-	(701)	-	(701)
Net Loss	-	-	-	-	-	-	(2,477,370)	(2,477,370)
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Audited)
September 30, 2011
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount

Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for financing	375,000	375	149,625	-	-	-	-	150,000
Capital issued for wind projects	550,000	550	235,950	-	-	-	-	236,500
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Conversion of convertible debenture	1,889,298	1,890	691,298	-	-	-	-	693,188
Capital issued for services	2,366,250	2,366	948,590	-	-	-	-	950,956
Capital issued for debt settlement	1,400,000	1,400	1,314,600	-	-	-	-	1,316,000
Fair value of warrants	-	-	51,356					51,356
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Modification of convertible debentures	-	-	10,350	-	-	-	-	10,350
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(29,493)	-	11,712
Net Loss	-	-	-	-	-	-	(5,078,949)	(5,056,512)
Balance June 30, 2011	47,027,665	47,029	7,419,598	244,925	71,318	(30,194)	(7,610,653)	141,993

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
September 30, 2011
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount

Balance June 30, 2011	47,027,665	47,029	7,419,568	244,925	71,318	(30,194)	(7,610,653)	141,993

Capital issued Germany	-		(30)	-	-	-	-	(30)
Fair value of warrants	-	-	21,971					21,971
Warrant bifurcation	-	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-	-	-	-
Share subscription liability	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	(14,924)	-	(14,924)
Net Loss	-	-	-	-	-	-	(943,448)	(943,448)
Balance Sep 30, 2011	47,027,665	47,029	7,441,539	244,925	71,318	(45,118)	(8,554,106)	(794,438)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

1.	Nature of Organization and Business:

i) Organization

Wind Works Power Corp. formerly known as AmMex Gold Mining Corp. (herein referred to as ”WWPC”, “Wind Works”, or “the Company”)) was incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.

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

2.	Basis of Presentation and going concern

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the United States Securities and Exchange Commission on October 28, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending June 30, 2012.

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

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

	September, 30	June 30,
	2011	2011
Deficit accumulated during the development stage	8,554,101	7,610,653

Working capital (deficiency)	(2,720,123)	(2,246,604)

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

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

4.	Related Party Transactions

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

There were no income taxes paid during 2011 or 2010. During the quarter ended September 30, 2011, the company entered into certain non-cash operating activities as follows:

During the quarter ending September 30, 2011, the Company recognized $82,143 in consulting fees related to the recognition of services for which shares were issued in previous periods.

6.	Fixed Assets

Cost	Additions During	Accumulated	Net Book Value at	Net Book Value at
Opening Balance	the Year	Depreciation	September 30, 2011	June 30, 2011

6,038	$-	$1,451	$4,587	$4,830

During the period ended September 30, 2011, total additions to property, plant and equipment were $ nil (2010- $ nil). During the period ended September 30, 2011 the Company recorded depreciation of $244 (2010 - $305).

7.	Convertible Debentures

September 25, 2009 / April 29, 2010 issuance

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

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

The discount on this debt is fully accreted at September 30, 2011, and the remaining debt of $300,000 is past due. The Company accrued a further $7,562 in interest expense for this debt during the period. Total accrued interest for this debt at September 30, 2011 is $55,398.

March 31, 2010 issuance

On March 31, 2010 the Company issued $275,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, March 31, 2011. The debt may be converted into shares of common stock at a conversion price of $0.40 per share. In conjunction with the debt, the Company also issued warrants to purchase 575,000 common shares with an exercise price of $0.75 per share that expire on March 31, 2012. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $214,421 which was recorded against the convertible debt and offset in additional paid in capital. The discount on this debt is fully accreted at September 30, 2011.

The Company repaid $60,000 of this debt during the period and $25,000 remains past due at September 30, 2011. The Company accrued a further $630 in interest expense for this debt during the period. Total accrued interest for this debt at September 30, 2011 is $11,389.

September 30, 2011 issuance

On September 30, 2011, the Company issued $200,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, September 30, 2014. The debt may be converted into shares of common stock at a conversion price of $0.23 per share. In conjunction with the debt, the Company also issued warrants to purchase 860,000 common shares with an exercise price of $0.50 per share that expire on September 30, 2014. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $21,971 which was recorded against the convertible debt and offset in additional paid in capital. As the debentures were issued on September 30, 2011, none of the discount had been accreted during the period.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

The above three convertible debenture liabilities are as follows:

	September 30,	June 30,
	2011	2011
March 31, 2010 convertible debentures payable	$275,000	$275,000
April 29, 2010 convertible debentures payable	992,300	992,300
September 30, 2011 convertible debentures payable	200,000	-
Conversion of March 31, 2010 convertible debentures	(150,000)	(150,000)
Conversion of April 29, 2010 convertible debentures	(492,300)	(492,300)
Repayment of April 29 2010 convertible debentures	(200,000)	(200,000)
Repayment of March 31, 2010 convertible debentures	(100,000)	(40,000)
Total convertible debentures payable	525,000	385,000
Less: Unamortized discount on September 30, 2011	(21,971)	-
convertible debentures payable
Net convertible debentures payable	$503,029	$385,000

8.	Short Term Loan

Short term loans of $104,722 are unsecured, non-interest bearing and are due on demand except for $95,158 which bears interest at 5% per annum.

9.	Long Term Debt

Wind Works Power Corp has received a 6.64% simple interest loan from a third party (the “lender”). The Company has borrowed $12,337,264 as of September 30, 2011. The maturity date of the loan is the earliest of (i) an event of default or (ii) January 31, 2013 at which time the company is required to repay all principal and accrued interest. The loan is senior to all indebtedness of the company and is secured by any existing registered security on the assets of the company up to an aggregate amount of $1,500,000 for each bridge loan provided that any indebtedness relating to the registered security may not be re-financed, re-borrowed or increased in any way. There were 8 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000. Until the loan is repaid in full the company may not, without the prior consent of the lender, (1) incur any indebtedness or grant any security that would rank prior to the loan, other than: (i) normal trade payables; and (ii) secured debts and obligations owed to secured lenders providing financing for the construction of the Wind Projects. or (2) incur or commit to any single expense over CAD $20,000 or any series of related expense over a cumulative amount of CAD $30,000. The Company has signed promissory notes guaranteeing the amount of the loan.

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

Under the terms of the loan agreement the Company commits to purchasing all wind turbines for the wind projects from the lender.

For the period ended September 30, 2011, $212,535 of interest was accrued on the outstanding principal and included in accrued liabilities.

10.	Share Capital

Total authorized share capital of the Company is 200,000,000 common shares with a par value of $0.001.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

During the period, the Company entered into agreements to issue 1,610,000 shares in exchange for services to be received during the period and in the future. The Company has determined the total fair value of these shares to be $438,500, using the Company’s share price on the agreement dates. $78,464 has been recognized as consulting fees for the period, representing the portion of the total expected services that were received. As none of the shares were issued prior to September 30, 2011, $78,464 has been included in accrued liabilities. The remaining fair value of the issuance will be expensed in the period in which the related services are received. These shares were issued on November 10, 2011, subsequent to the end of the period.

Warrants

During the period, the Company issued 860,000 warrants attached to the convertible debentures issued on September 30, 2011. The Company allocated the proceeds received from the issuance based on the fair value of the options relative to the total fair value of the issuance. The Company determined the fair value of these warrants to be $21,971 using the following assumptions:

For purposes of the calculation, the following assumptions were used:

Risk free interest rate	0.25%
Expected life of warrants	1 year
Expected stock price volatility	110%
Expected dividend yield	0%

11.	Wind Projects and Option Agreements

As at September 30, 2011, the Company had capitalized wind development project costs as follows:

	September 30, 2011	June 30, 2011

Skyway 126	1,997,468	1,997,468
Zero Emissions People	-	-
Developer C	286,650	286,650
Settlers Landing	450,000	450,000
Burg I	564,127	403,637
Burg II	236,500	- 236,500
Raberg	54,905	- 54,905
EFI Joint Venture	-	-
5MW Ontario project	1,023	- 1,023
Thunder Spirit (Note 11i)	121,000	- 1,000
	3,711,673	3,431,183

Significant changes during the period are as follows:

(i)	Thunder Spirit

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

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

During the period, the Company accrued $120,000 for the first Midwest ISO deposit.

12.	Cost in excess of billings on uncompleted contracts

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

The agreed sale price for the turn-key construction contract is fixed, as specified in the construction contract. For the period ending September 30, 2011, the costs incurred and billings received are summarized as follows:

Total billings related to turn-key construction agreement	(1,132,289)
Project acq. costs reclassified as construction costs	373,715
Construction costs	879,484
Cost in excess of billings on uncompleted contracts	120,910

13.	Wind Project Deposits

As at September 30, 2011, the Company had capitalized wind project deposits as follows:

	September 30, 2011	June 30, 2011
OPA Feed-In Tariff Contract Deposits:
Zero Emissions People	570,760	47,500
Developer C	285,000	903,260
Settlers Landing	47,500	-
	903,260	903,260

Hydro One Networks Inc. (“HONI”)
Connection Cost Deposits:
Whispering Woods Wind Farm	757,848	823,624
5MW Ontario Project	757,848	823,624
Cloudy Ridge / Skyway 126	769,706	836,511
Settlers Landing Wind Park	745,990	810,736
Clean Breeze Wind Park Grafton	757,848	823,624
Grey Highlands ZEP	2,493,460	2,709,873
Snowy Ridge	3,304,967
	9,587,667	- 6,827,992
Total Wind Project Deposits	$10,490,927	$7,731,252

The OPA Feed-In Tariff Contract deposits represent refundable deposits with the Ontario Power Authority for the projects listed above.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended September 30, 2011
(Stated in US Dollars)

The HONI Connection Cost deposits represent deposits for the work required to connect the Company’s projects to HONI’s distribution system. If the Company gives HONI notice to proceed with connection, the deposits will be applied against HONI’s costs.

14.	Contingencies

At June 30, 2010, the Company had accrued a contingent liability of $100,000CAD pertaining to its Grey-Highlands project, which was due thirty days upon signing a Feed-In Tariff contract with the Ontario Power Authority. The amount is payable to a company that originally owned the Grey- Highlands property operating lease agreement. During the year ended June 30, 2011, the Company issued a payment of $25,000CAD, leaving an accrued liability of $75,000CAD at September 30, 2011.

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

15.	Commitments

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

Under the terms of the loan agreement (Note 10) the Company commits to purchasing all wind turbines for the wind projects from the lender.

The following are expected lease payments regarding the Company’s operating land leases:

2012	$35,247
2013	$9,062
2014	$5,961
Thereafter	$118,720
Total	$168,990

16.	Subsequent events

There are no material events subsequent to September 30, 2011, other than those disclosed above.

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

Operating Expenses

For the three months ended September 30, 2011 our operating expenses totaled $ 943,448 as compared to $1,246,908 for the three months ended September 30, 2010. Operating expenses since Inception totaled $8,651,920.

The principal reasons for the decline in our operating expenses are attributable to the elimination of accretion expense which totaled $498,061 and the decline of consulting fees from $418,221 to $194,925. Professional fees increased from $92,669 to $131,714. This increase is primarily attributable to legal fees attributable to our funding activities. Interest and service charges increased from $38,120 to $221,698. The significant increase in this expense is attributable to financing activities incurred in connection with the funding of our wind farms. These costs are directly related to an increase in our project development costs from $177,443 to $333,555 for the three months ended September 30, 2010 as compared to the comparable period in 2011. Project development costs since Inception totaled $2,552,635. We expect project development costs will continue to increase as we have secured funding for several of our wind farms.

Except for a lease expense of $26,000, all other line item expenses that we incurred for the quarter ended September 30, 2011 represented less than 1% of our total expenses for the year.

Net Income (loss)

Our Net Loss for the three months ended September 30, 2011and 2010 totaled $(943,448) and $(1,149,256). Since Inception our Net Loss totaled $(8,554,101).

We will require additional capital to fully implement our business plan. There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms. Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2011 we had cash and cash equivalents totaling $271,311, cost in excess of billings totaling $120,910 (see footnote 12), VAT receivables totaling $44,270, $15,020 in prepaid expenses and other assets totaling $107,736. All other current assets represent less than 1% of our current assets. Total current assets were $563,691.

At June 30, 2011 total current assets were $574,621 consisting primarily of cash and cash equivalents totaling $180,173, prepaid expenses totaling $112,033, costs in excess of billings totaling $77,862, VAT receivable of $83,739 and other assets totaling $115,380.

Prepaid assets consist primarily of common stock issued for services to be rendered.

The significant increase in our cash holdings is primarily attributable to funds received from project financings.

Our long term assets at September 30, 2011 totaled $14,262,948. These assets are primarily attributable to wind project deposits of $10,490,927 and wind projects valued at of $3,711,672. We had no other material long term assets.

At June 30, 2011 long term assets totaled $11,216,186, consisting primarily of wind project deposits of $7,731,252 and wind projects valued at $3,431,183. The increase in our long term assets is primarily attributable to an increase in our wind project deposits.

Total assets at September 30, 2011 were $14,826,640 as compared to $11,790,807. The significant increase in our long term assets is primarily attributable to the significant increase in wind farm deposits.

Our current liabilities at September 30, 2011 totaled $3,283,814 consisting of accounts payable totaling $2,676,063, convertible debentures totaling $503,029 and short term loans totaling $104,722. Current liabilities at June 30, 2011 totaled $2,821,225 consisting of $2,233,438 in accounts payable, $385,000 in convertible debentures and $202,787 in short term loans.

We have a working capital deficit at September 30, 2010 (current assets less current liabilities) of $2,720,121 as compared to a working capital deficit of $2,246.604 at June 30, 2011. We require additional funding to meet our short term capital requirements. If we are unable to pay our liabilities as they become due, and our creditors are not willing to defer payments, we may be required to seek protection from creditor claims.

We have incurred significant indebtedness to comply with contractual commitments with respect to our wind farm deposits and development. Third party loans at September 30, 2011 totaled $12,337,264 as compared to $8,827,589 at June 30, 2011 (See footnote 8).

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer *
31.2	Section 302 Certification of the Principal Financial Officer *
32.1	Section 906 Certification of Principal Executive Officer *
32.2	Section 906 Certification of Principal Financial and Accounting Officer *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wind Works Power Corp.

Date: December 14, 2011	By: /s/ Ingo Stuckmann
Ingo Stuckmann
Chief Executive Officer

Date: December 14, 2011	By: /s/ W. Campbell Birge
W. Campbell Birge
Chief Financial Officer