Form 10-Q
period 2011-12-31
Wind Works Power Corp.
filed 2012-02-21
CIK 1273507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

613-226-1983
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
Yes[ ] No [X]

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
Yes _________ No ___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 58,383,594 shares of Common Stock as of February 15, 2012.

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

Consolidated Interim Financial Statements

Period ended December 31, 2011 and 2010

(Unaudited)

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

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal controls.

“Ingo Stuckmann”

Ingo Stuckmann
President

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)
Consolidated Interim Balance Sheets
(Expressed in United States dollars, unless otherwise stated)

Assets	December 31, 2011	June 30, 2011
Current Assets
Cash and cash equivalents	$70,857	$180,174
Prepaid expenses	252,127	112,033
Accounts receivable	2,330	3,584
Taxes receivable	226,615	83,739
Due from shareholder (Note 4)	1,850	1,850
Other assets	103,799	115,380
Cost in excess of billings on uncompleted contracts (Note 12)	105,327	77,862
	762,905	574,621

Capitalized lease costs	22,401	27,868
Wind projects (Note 11)	4,486,550	3,431,183
Wind project deposits (Note 13)	10,788,783	7,731,252
Fixed assets (Note 6)	4,343	4,830
Investment UW ZE Altenburg GmbH	16,190	18,149
Loans receivable (Note 4)	17,984	2,904
	15,336,251	11,216,186
	$16,099,156	$11,790,807

Liabilities and Stockholders’ Equity
Liabilities

Current Liabilities

Accounts payable and accrued liabilities	$3,676,850	$2,233,438
Convertible debentures (Notes 7, 9)	504,879	385,000
Short term loans (Notes 4, 8)	192,153	202,787
	4,373,882	2,821,225
Third Party Loans (Note 9)	12,860,942	8,827,589
	17,234,824	11,648,814

Stockholders’ Equity
Common Stock (Note 10)	58,389	47,029
Additional Paid-in Capital	8,056,125	7,419,568
Contributed Surplus	244,925	244,925
Share subscription liability	71,318	71,318
Deficit Accumulated during the Development Stage	(9,640,327)	(7,610,653)
Cumulative translation adjustment	73,902	(30,194)
	(1,135,668)	141,993
	$16,099,156	$11,790,807

Going concern (Note 2), Contingencies (Note 14), Commitments (Note 15), Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. – An Exploration Stage Company)
Consolidated Statement of Operations (Unaudited)
For the Periods Ended December 31, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

					Cumulative
		Three Month	Six Month	Three Month	from May 2, 2008
	Six Month	Period	Period	Period	(Inception) to
	Period Ended	Ended	Ended	Ended	Dec 31
	Dec 31 ,2011	Dec 31, 2011	Dec 31, 2010	Dec 31,2010	2011
Income

Interest	-	-	$529	$167	$529

Non-refundable deposit (Note 13)	-	-	97,290	-	97,290

Total income	-	-	$97,819	$167	$97,819

Expenses
Advertising and promotion	$18,206	$1,455	$5,206	$3,187	$61,358
Accretion interest (Note 7)	-	-	892,733	394,672	1,575,748
Consulting fees	582,935	376,956	1,012,291	594,070	2,664,930
Depreciation	487	244	609	304	2,414
Office and miscellaneous	17,113	14,326	14,390	13,556	46,858
Professional fees	137,963	6,318	222,505	129,836	710,374
Rent	3,438	859	4,921	2,457	17,455
Interest and service charges	451,623	229,782	82,279	44,156	741,602
Travel and lodging	18,702	(1,298)	3,392	-	42,534
Insurance	-	-	1,256	1,256	3,382
Project development costs	751,246	394,115	500,864	323,421	2,970,326
Foreign exchange	(4,560)	(6,267)	10,865	21,223	107,052
Loss on extinguishment of debt	-	-	-	-	564,130
Lease expense	52,521	26,166	39,965	16,227	229,983
Total operating expenses	2,029,674	1,042,656	2,791,276	1,544,365	9,738,146
Net loss for the period	$2,029,674	$1,042,656	$2,693,457	$1,544,198	$9,640,327

Comprehensive loss (gain)
Foreign currency translation
adjustment	(104,096)	14,933	17,032	11,345	(73,902)
Comprehensive loss for the period	$1,925,577	$1,057,590	$2,710,489	$1,555,543	$9,566,425

Basic and Diluted Loss per share	(0.04)	(0.02)	(0.07)	(0.04)
Weighted Average Number of Shares
Outstanding	51,371,994	51,371,994	37,384,135	38,138,693

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)
Consolidated Statement of Cash Flows (Unaudited)
For the Periods Ended December 31, 2011 and 2010
(Expressed in United States dollars, unless otherwise stated)

			Cumulative from
	Six month period	Six month period	May 2, 2008
	Ended Dec. 31,	Ended Dec 31,	(Inception) to
	2011	2010	to Dec 31, 2011
Cash Flows from Operating Activities
Net loss for the period	$(2,029,674)	$(2,693,457)	$(9,640,327)
Add (deduct) non-cash items:
Depreciation	487	609	2,414
Lease amortization	-	5,466	22,132
Loss on extinguishment of debt	-	-	564,130
Accretion interest	-	892,733	1,575,748
Interest on debt modification	-	-	451,532
Shares issued for services	461,446	896,134	2,123,260
Stock based compensation	186,750	95,400	183,710
Warrants issued	21,971	-	21,971
Foreign exchange translation	104,096	-	104,096
Changes in non-cash working capital items:
Accounts receivable	1,254	(159,353)	(334)
Taxes receivable	(142,876)	28,521	(226,615)
Prepaid expenses	(140,094)	(17,519)	(146,336)
Loans receivable	(15,080)	(2,678)	(15,080)
Costs in excess of billing	(60,230)	-	(138,092)
Other assets	11,581	-	(175,610)
Accounts payable and accrued liabilities	1,453,316	787,221	1,326,947
Fixed assets	-	-	1,552,829
Subtotal:	$(147,054)	$(166,923)	$(2,413,625)
Cash flow from investing activities:
Wind project deposits	(3,057,531)	-	(9,949,163)
Cash acquired on reverse takeover	-	-	34,192
Purchase of fixed assets	-	-	(2,559)
Investments in wind projects	(1,055,367)	(215,370)	(1,515,932)
Investments in joint ventures	1,960	-	(16,190)
Leases	5,466	-	(44,534)
Subtotal:	$(4,105,472)	$(215,370)	$(11,494,186)
Cash flow from Financing activities
Proceeds from private placement	-	150,000	800,000
Issuance of convertible debentures	179,879	150,000	604,879
Repayment of convertible debentures	(60,000)	-	(450,000)
Proceeds from loans payable	4,033,353	-	13,060,825
Proceeds from short term loans	(10,634)	-	(110,634)
Capital from limited partners	611	-	611
Subscriptions payable	-	71,318	71,137
Advances from related parties	-	-	1,850
Subtotal:	$4,143,209	$371,318	$13,978,669
Increase (decrease) in cash from continuing	(109,317)	(10,975)	70,857
operations
Cash, beginning of period	180,174	39,263	-
Cash, end of period	$70,857	$28,288	$70,857

Supplemental disclosure of non-cash transactions (Note 5)
The accompanying notes are an integral part of the consolidated financial statement

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Audited)
For the Period Ended December 31, 2011
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

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Audited)
December 31, 2011
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount

Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for financing	375,000	375	149,625	-	-	-	-	150,000
Capital issued for wind projects	550,000	550	235,950	-	-	-	-	236,500
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Conversion of convertible debenture	1,889,298	1,890	691,298	-	-	-	-	693,188
Capital issued for services	2,366,250	2,366	948,590	-	-	-	-	950,956
Capital issued for debt settlement	1,400,000	1,400	1,314,600	-	-	-	-	1,316,000
Fair value of warrants	-	-	51,356					51,356
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Modification of convertible debentures	-	-	10,350	-	-	-	-	10,350
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(29,523)	-	(29,523)
Net Loss	-	-	-	-	-	-	(5,078,948)	(5,078,948)
Balance June 30, 2011	47,027,665	47,029	7,419,568	244,925	71,318	(30,194)	(7,610,653)	141,993

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)
December 31, 2011
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount

Balance June 30, 2011	47,027,665	47,029	7,419,568	244,925	71,318	(30,194)	(7,610,653)	141,993

Capital issued Germany	-	-	611	-	-	-	-	611
Fair value of warrants	-	-	21,971					21,971
Translation adjustment	-	-	-	-	-	(14,933)	-	(14,903)
Net Loss	-	-	-	-	-	-	(987,019)	(987,019)

Balance Sep 30, 2011	47,027,665	47,029	7,441,486	244,925	71,318	(45,127)	(8,597,671)	(838,040)

Capital issued for services	2,360,000	2,360	623,640					626,000
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Translation adjustment	-	-	-	-	-	119,029	-	119,029
Net Loss	-	-	-	-	-	-	(1,042,656)	(1,042,656)

Balance Dec 31, 2011	58,387,665	58,389	8,056,126	244,925	71,318	73,902	(9,640,327)	(1,135,668)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
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

The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the United States Securities and Exchange Commission on October 28, 2011. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending June 30, 2012.

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

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

	December 31,	June 30,
	2011	2011
Deficit accumulated during the development stage	9,617,435	7,610,653

Working capital (deficiency)	(3,588,115)	(2,246,604)

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
For the period ended December 31, 2011
(Stated in US Dollars)

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

4.	Related Party Transactions

At December 31, 2011, the Company had a balance owing from a shareholder of $1,850 (June 30, 2011 – $1,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At December 31, 2011, the Company had a loan payable to an officer of $1,733 (June 30, 2011 - $102,787). The amount is due on demand, unsecured, and bears a 5% interest rate and is included in short term loans. The company accrued $ nil (June 30, 2011 – $11,663) toward interest on this loan which is included in accounts payable and accrued liabilities.

At December 31, 2011, the Company had a loan receivable from an officer of $8,402 (June 30, 2011 – nil). The amount is due on demand, unsecured, and bears no interest.

During the period ended December 31, 2011, officers and directors received no payments (2010 – $24,080) for services rendered.

At December 31, 2011, the Company had payables to officers and directors of $191,748 (June 30, 2011 – $252,976) for services rendered which was included in accounts payable.

All transactions with related parties are made in the normal course of business and measured at carrying value.

5.	Non-Cash Transactions

There were no income taxes paid during 2011 or 2010. During the quarter ended December 31, 2011, the company entered into certain non-cash operating activities as follows:

During the three month period ending December 31, 2011, the Company recognized $388,893 in consulting fees related to the issuance of shares for services.

6.	Fixed Assets

Cost	Additions During	Accumulated	Net Book Value at	Net Book Value at
Opening Balance	the Year	Depreciation	December 31, 2011	June 30, 2011

$4,830	-	$487	$4,343	$6,038

During the six month period ended December 31, 2011, total additions to property, plant and equipment were $ nil (2010 - $ nil). During the six month period ended December 31, 2011 the Company recorded depreciation of $487 (2010 - $609).

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

7.	Convertible Debentures

September 25, 2009 / April 29, 2010 issuance

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

The discount on this debt is fully accreted at September 30, 2011, and the remaining debt of $300,000 is past due. The Company accrued a further $7,562 in interest expense for this debt during the period. Total accrued interest for this debt at December 31, 2011 is $62,960.

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

The Company repaid $60,000 of this debt during the period ending September 30, 2011 and $25,000 remains past due at December 31, 2011. The Company accrued a further $630 in interest expense for this debt during the period. Total accrued interest for this debt at December 31, 2011 is $12,019.

September 30, 2011 issuance

On September 30, 2011, the Company issued $200,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, September 30, 2014. The debt may be converted into shares of common stock at a conversion price of $0.23 per share. In conjunction with the debt, the Company also issued warrants to purchase 860,000 common shares with an exercise price of $0.50 per share that expire on September 30, 2014. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $21,971 which was recorded against the convertible debt and offset in additional paid in capital. During the period ending December 31, 2011 $1,850 of the discount has been accreted.

The above three convertible debenture liabilities are as follows:

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

	December 31,	June 30,
	2011	2011
March 31, 2010 convertible debentures payable	$275,000	$275,000
April 29, 2010 convertible debentures payable	992,300	992,300
September 30, 2011 convertible debentures payable	200,000	-
Conversion of March 31, 2010 convertible debentures	(150,000)	(150,000)
Conversion of April 29, 2010 convertible debentures	(492,300)	(492,300)
Repayment of April 29 2010 convertible debentures	(200,000)	(200,000)
Repayment of March 31, 2010 convertible debentures	(100,000)	(40,000)
Total convertible debentures payable	525,000	385,000
Less: Unamortized discount on December 31, 2011	(20,121)	-
convertible debentures payable
Net convertible debentures payable	$504,879	$385,000

8.	Short Term Loan

Short term loans of $192,153 are unsecured, non-interest bearing and are due on demand except for $91,680 which bears interest at 5% per annum.

9.	Long Term Debt

Wind Works Power Corp has received a 6.64% simple interest loan from a third party (the “lender”). The Company has borrowed $12,876,107 as of December 31, 2011. The maturity date of the loan is the earliest of (i) an event of default or (ii) January 31, 2013 at which time the company is required to repay all principal and accrued interest. The loan is senior to all indebtedness of the company and is secured by any existing registered security on the assets of the company up to an aggregate amount of $1,500,000 for each bridge loan provided that any indebtedness relating to the registered security may not be re-financed, re-borrowed or increased in any way. There were 8 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000. Until the loan is repaid in full the company may not, without the prior consent of the lender, (1) incur any indebtedness or grant any security that would rank prior to the loan, other than: (i) normal trade payables; and (ii) secured debts and obligations owed to secured lenders providing financing for the construction of the Wind Projects. or (2) incur or commit to any single expense over CAD $20,000 or any series of related expense over a cumulative amount of CAD $30,000. The Company has signed promissory notes guaranteeing the amount of the loan.

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

For the period ended December 31, 2011, $213,256 (2010 - $nil) of interest was accrued on the outstanding principal and included in accrued liabilities.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

10.	Share Capital

Total authorized share capital of the Company is 200,000,000 common shares with a par value of $0.001.

During the period, the Company entered into agreements to issue 2,360,000 shares in exchange for consulting services to be received during the period and in the future. The Company has determined the total fair value of these shares to be $626,000 using the Company’s share price on the agreement dates. $388,893 has been recognized as share based compensation related to consulting work for the period, including work performed in prior periods, representing the portion of the total expected services that were received. The remaining fair value of the issuance will be expensed in the period in which the related services are received. These shares were issued on November 10, 2011.

Warrants

During the six month period ending December 31, 2011, the Company issued 860,000 warrants attached to the convertible debentures. The Company allocated the proceeds received from the issuance based on the fair value of the warrants relative to the total fair value of the issuance. The Company determined the fair value of these warrants to be $21,971 using the following assumptions:

For purposes of the calculation, the following assumptions were used:

Exercise price	$0.50
Expiration date	Sept. 30, 2014
Risk free interest rate	0.25%
Expected life of warrants	1 year
Expected stock price volatility	110%
Expected dividend yield	0%

11.	Wind Projects and Option Agreements

As at December 31, 2011, the Company had capitalized wind development project costs as follows:

	December 31, 2011	June 30, 2011

Skyway 126	1,997,468	1,997,468
Zero Emissions People	-	-
Developer C	286,650	286,650
Settlers Landing	450,000	450,000
Burg I	1,320,279	403,637
Burg II	236,500	236,500
Raberg	64,564	54,905
Roecken	9,066	-
EFI Joint Venture	-	-
5MW Ontario project	1,023	1,023
Thunder Spirit (Note 11i)	121,000	1,000
	4,486,550	3,431,183

Significant changes during the period are as follows:

(i)	Thunder Spirit

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

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

The agreed sale price for the turn-key construction contract is fixed, as specified in the construction contract. For the period ending December 31, 2011, the costs incurred and billings received are summarized as follows:

Total billings related to turn-key construction agreement	(2,008,420)
Project acq. costs reclassified as construction costs	373,715
Construction costs	1,772,797
Cost in excess of billings on uncompleted contracts	138,092

Included in the total billings of $2,008,420 is $315,957 in construction costs that were directly paid for by the investor and are credited against further milestone payments to be received per turnkey contract.

13.	Wind Project Deposits

As at December 31, 2011, the Company had capitalized wind project deposits as follows:

	December 31, 2011	June 30, 2011
OPA Feed-In Tariff Contract Deposits:
Zero Emissions People	570,760	570,760
Developer C	285,000	285,000
Settlers Landing	47,500	47,500
	903,260	903,260

Hydro One Networks Inc. (“HONI”)
Connection Cost Deposits:
Whispering Woods Wind Farm	781,124	823,624
5MW Ontario Project	781,124	823,624
Cloudy Ridge / Skyway 126	793,346	836,511
Settlers Landing Wind Park	768,901	810,736
Clean Breeze Wind Park Grafton	781,124	823,624
Grey Highlands ZEP	2,570,041	2,709,873
Snowy Ridge	3,402,865	-
	9,878,525	6,827,992
Total Wind Project Deposits	$10,781,785	$7,731,252

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
For the period ended December 31, 2011
(Stated in US Dollars)

14.	Contingencies

At June 30, 2010, the Company had accrued a contingent liability of $100,000CAD pertaining to its Grey-Highlands project, which was due thirty days upon signing a Feed-In Tariff contract with the Ontario Power Authority. The amount is payable to a company that originally owned the Grey- Highlands property operating lease agreement. During the year ended June 30, 2011, the Company issued a payment of $25,000CAD. During the period ending September 30, 2011 the Company issued a payment of $75,000CAD, reducing the contingent liability to nil.

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

For the wind projects being developed under the Developer C joint ventureand all other Canadian projects jointly held with resident partners, the Company has agreed to share all income in accordance with the respective partnership agreements.

Under the terms of the loan agreement (Note 9) the Company commits to purchasing all wind turbines for the wind projects from the lender.

The following are expected lease payments regarding the Company’s operating land leases:

2012	$35,247
2013	$9,062
2014	$5,961
Thereafter	$118,720
Total	$168,990

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp. - an Exploration Stage Company)
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended December 31, 2011
(Stated in US Dollars)

16.	Subsequent events

Subsequent to the period ending December 31, 2011 the Company sold its remaining 50% interest in Wind Park Burg I, a 4 megawatt (MW) wind project located in Germany. Wind Park Burg I is currently under construction by its wholly-owned affiliate, Wind Works Development GmbH. The turnkey sales price, inclusive of all construction and equipment costs, for 100% of Wind Park Burg I is $12,000,000 and is payable according to construction milestones. The Company will earn a 1% royalty on gross revenues of the wind farm, with the potential to increase the royalty to 2% based on the actual performance of the wind farm.

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

     When wind energy developers identify promising sites, they perform detailed studies to provide greater certainty with respect to the long-term wind characteristics at the site and to identify the most effective turbine strategy. The long- term annual output of a wind park is assessed through the use of on-site wind data, publicly available reference data and sophisticated software. Wind speeds are estimated in great detail for specific months, days or even hours, and are then correlated to turbine manufacturers’ specifications to identify the most efficient turbine for the site. Additional calculations and adjustments for turbine availability (which is principally affected by planned and unplanned maintenance events), wake effects (wind depletion caused by turbines sited upwind), blade soiling and icing and other factors are made to arrive at an estimate of net expected annual kilowatt hour electricity production at the site.

     Wind development determines the MW capacity of a project. Generally, MW for projects are decided as follows: Generally, the location (land) where the wind farm is located allows for a certain number of turbines to be fitted on to the projects land due to setbacks from houses roads and other buildings or infrastructure items. Also turbines create a noise parameter which circles out a portion of the land and which parameter has to be fitted in with the setbacks towards any structure. (Generally, in Ontario at least 550m from a house. Most ordinances prohibit more than 45 decibel in an inhabited structure at any time). Wind turbines have a nameplate capacity of generally 1.5 -2.5 MW. By using the land and the turbine model you create a layout which is used to determine whether these turbines fit within the layout and how many turbine sites must be secured under an easement agreement.

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

Financings:

     The development of any wind farm involves a significant capital commitment. Licensing, infrastructure build-out, equipment and professional fees can run into the millions of dollars. In order to finance these operations, we received a simple interest loan from a third party lender which accrues interest at the rate of 6.64% per annum. As of December 31, 2011we have borrowed $12,876,3092. The loan is senior to all other indebtedness and is secured by any existing registered security on our assets up to an aggregate amount of $1,500,000 for each bridge loan. There were 8 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000. Wind Works has guaranteed these loan obligations even though Wind Works does not own all of the outstanding equity in the wind parks.

Financial Statements

Revenue

     For the three and six months ended December 31, 2011 we did not generate any revenues of any kind. For the three and six months ended December 31, 2010 we generated $167 and $529 in interest income. All other revenue for the six months ended December 31, 2010 represents a non-refundable deposit totaling $97,290.

Operating Expenses

     For the three and six months ended December 31, 2011 our operating expenses totaled $1,042,656 and $2,029,674 as compared to $1,544,365 and $2,791,276  for the comparable periods in 2010.  Total expenses since May 2, 2008 (“Inception”) were $9,738,146.   The significant increase in expenses is primarily attributable to the development and financing of our wind parks.

     Project development costs continue to increase and will likely increase in the future as we devote more resources to our wind farms.  For the three and six months ended December 31, 2011 and 2010 these fees  totaled $394,115and, $751,246 as compared to $323,421 and $500,864 in 2010  Project development costs since Inception totaled $2,970,326.

     In connection with developing our wind parks we have incurred significant consulting fees.  For the three and six month period ended 2011 and 2010 these fees totaled $376,956 and $582,935 in 2011 and $594,070 and $1,012,291 in 2010. Since Inception consulting fees totaled $2,664,930.  We pay a portion of these fees with our common stock in order to retain as much cash as possible for developmental activities.

     Interest on our outstanding debt and related service charges are significant totaling $229,782 and $451,623 for the three and six months ended December 31, 2011 as compared to $44,156 and $82,279 in 2010. The reason for the significant increase is attributable to our increasing debt obligation.

     We have reduced costs associated with professional for the three and six months ended December 31, 2011 as compared to 2010. During 2011 these expenses totaled $6,318 and $137,963 as compared to $129,836 and $222,505 in 2010.

     Our leasehold expenses totaled $26,166 and $52,521 for the three and six months ended December 31, 2011 as compared to $16,227 and $39,965 in 2010.

We had no other significant expenses.

Net Income (loss)

     Our Net Loss for the three and six months ended December 31, 2011 totaled $(1,042,656) and $(2,029,674) as compared to a Net Loss of $(1,544,198) and $(2,693,457). Our Net Loss since Inception totaled $(9,640,327) Net loss per share during these periods was $(.02) and $(.04) in 2011 as compared to $(.04) and $(.07) in 20010.

     We will require additional capital to fully implement our business plan. There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms. Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

     At December 31, 2011 we had cash and cash equivalents totaling $70,857, prepaid expenses totaling $252,127, VAT tax receivable totaled $226,615, costs in excess of billings of $105,327 and other assets totaling $103,799. Current assets totaled $762,905. At June 30, 2011 our current assets totaled $574,621 consisting primarily of cash totaling $180,174, prepaid expenses totaling $112,033, other assets totaling $115,380 and taxes receivable totaling $83,739.

     Prepaid expenses consist primarily of common stock issued for services to be rendered and represent the primary reason for the increase in our current assets.

     Our long term assets at December 31, 2011 totaled $15,336,251 consisting primarily of wind projects of $4,486,550 and wind project deposits totaling $10,788,783. This compares to total assets at June 30, 2011 totaling $11,216,186 consisting of $3,431,183 in wind projects and $7,731,252 in wind project deposits.

     Our current liabilities at December 31, 2011 totaled $17,234,824 consisting primarily of accounts payable totaling $3,676,850, convertible debentures totaling $504,879, short term loans totaling $192,153 and third party loans totaling $12,860,942. Our current liabilities at June 30, 2011 totaled $11,648,814, consisting primarily of accounts payable totaling $2,233,438, convertible debentures totaling $385,000, short term loans totaling $202,787 and third party loans totaling $8,827,589. The significant increase in our third party loans is attributable to required wind park deposits that we were required to make in order to retain our wind farm contracts.

     We have a working capital deficit at December 31, 2011 (current assets less current liabilities) of $16,471,919 as compared to a working capital deficit of $10,074,193 at June 30, 2011. Continued operations are dependent on our ability to secure additional debt or equity financings or generate profitable operations. While we have been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk Foreign Currency Exchange Rate Risk

     The Company holds cash balances in U.S. and Canadian dollars as well as euros. We transact most of our business in US and Canadian dollars. Expenses incurred with respect to our European operations are denominated in euros. As a result, currency exchange fluctuations may impact our operating costs. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We have been named as a co-defendant in a lawsuit filed in the District Court of Clark County, Nevada (Case No.A646222). Our involvement with this legal proceeding is primarily attributable to the ownership of our common stock by a shareholder. We intend to issue or reissue the common stock as directed by the court. We believe that we have meritorious defenses as to any other claims that may be brought against us.

Item 1A. Risk Factors

     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities.

     During the quarter ended December 31, 2011 we issued a total of 11,360,000 shares of our common stock consisting of 2,360,000 for services rendered and 9,000,000 shares to satisfy our remaining contractual obligations in connection with the acquisition of Zero Emission People, LLC. Zero Emission People is a related entity.

At all times relevant:

- the sale was made to a sophisticated or accredited investor;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

     In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(2) of the Securities Act.

Item 3. Defaults upon senior securities.

     None

Item 4. Mine Safety Disclosure

     Not applicable

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

Wind Works Power Corp.

Date: February 20, 2012

By: /s/ Ingo Stuckmann
Ingo Stuckmann
Chief Executive Officer

Date: February 20, 2012

By:/s/Henrik Woehlk
Henrik Woehlk
Chief Financial Officer