Form 10-Q
period 2012-03-31
Wind Works Power Corp.
filed 2012-05-21
CIK 1273507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes [  ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 58,387,665 shares of Common Stock as of March 31, 2012.

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

WINDWORKS POWER

Wind Works Power Corp.

Consolidated Interim Financial Statements

Period ended March 31, 2012 and 2011

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

“Ingo Stuckmann”

Ingo Stuckmann
President

Wind Works Power Corp.
(A Development Stage Company)
Consolidated Interim Balance Sheets
(Expressed in United States dollars, unless otherwise stated)

Assets	March 31, 2012	June 30, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$33,422	$180,173
Prepaid expenses	138,068	112,033
Accounts receivable	544,149	3,584
Tax receivable	252,147	83,739
Due from shareholder (Note 4)	1,850	1,850
Other assets	107,300	115,380
Cost in excess of billings on uncompleted contracts (Note 12)	625,390	77,862
	1,702,326	574,621

Capitalized lease costs	19,698	27,868
Wind Projects (Note 11)	3,169,210	3,431,183
Wind Project Deposits (Note 13)	10,958,608	7,731,252
Fixed assets (Note 6)	4,100	4,830
Investment UW ZE Altenburg GmbH	16,680	18,149
Loans Receivable	20,986	2,904
	14,189,282	11,216,186
	$15,891,608	$11,790,807

Liabilities and Stockholders’ Deficit

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$3,874,946	$2,233,438
Convertible debentures (Notes 7, 9)	506,709	385,000
Short term loans (Notes 8)	184,917	202,787
Third Party Loans (Note 9)	13,154,195	8,827,589
	17,720,767	11,648,814

Stockholders’ Deficit

Common Stock (Note 10)	58,389	47,029
Additional Paid-in Capital	8,056,125	7,419,568
Contributed Surplus	244,925	244,925
Share subscription liability	71,318	71,318
Deficit Accumulated during the Development Stage	(10,316,805)	(7,610,653)
Cumulative translation adjustment	56,889	(30,194)
	(1,829,159)	141,993
	$15,891,608	$11,790,807

Going concern (Note 2), Contingencies (Note 14), Commitments (Note 15), Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss (Unaudited)
For the Periods Ended March 31, 2012 and 2011
(Expressed in United States dollars, unless otherwise stated)

	Three Month Period Ended March 31, 2012	Nine Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011	Nine Month Period Ended March 31, 2011	Cumulative from May 2, 2008 (Inception) to March 31 2012
Income
Project Sales	$128,586	$128,586	-	-	$128,586
Interest	-	-	-	529	529
Non-refundable deposit	-	-	42,404	139,694	97,290
Total income	$128,586	$128,586	$42,404	$140,223	$226,405

Expenses
Advertising and promotion	$5,144	$23,350	$7,308	$12,514	$66,502
Accretion interest (Note 7)	1,830	1,830	91,972	984,705	1,577,578
Consulting fees	202,376	785,311	356,555	1,368,846	2,867,306
Depreciation	244	731	298	907	2,658
Office and miscellaneous	1,591	18,705	9,796	24,181	48,450
Professional fees	93,886	231,849	154,148	376,654	804,260
Rent	-	3,438	2,546	7,468	17,455
Interest and service charges	234,664	686,287	40,179	122,458	976,266
Travel and lodging	6,839	25,541	3,829	7,221	49,373
Insurance	-	-	2,336	3,592	3,382
Project development costs (Note 11)	232,713	983,959	472,125	972,989	3,203,039
Foreign exchange	46	(4,514)	77,172	88,037	107,098
Loss on extinguishment of debt	-	-	-	-	564,130
Lease expense	25,730	78,251	24,244	64,209	255,713
Total operating expenses	805,063	2,834,738	1,242,508	4,033,781	10,543,210
Net loss for the period	$676,477	$2,706,152	$1,200,104	$3,893,558	$10,316,805

Comprehensive loss
Foreign currency translation adjustment	17,013	(87,083)	(23,134)	(6,101)	(56,889)
Comprehensive loss for the period	$693,490	$2,619,069	$1,176,970	$3,887,457	$10,259,916

Basic and Diluted Loss per share	(0.01)	(0.05)	(0.03)	(0.10)
Weighted Average Number of Shares Outstanding	58,387,665	58,387,665	46,471,073	39,865,719

The accompanying notes are an integral part of the consolidated interim financial statements.

Wind Works Power Corp.
(Formerly AmMex Gold Mining Corp.- an Exploration Stage Mining Company)
Consolidated Statement of Cash Flows (Unaudited)
For the Periods Ended March 31, 2012 and 2011
(Expressed in United States dollars, unless otherwise stated)
	Nine month period	Nine month period	Cumulative
	Ended	Ended	May 2, 2008 to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flows from Operating Activities
Net loss for the period	($2,706,152)	($3,893,558)	($10,316,805)
Add (deduct) non-cash items:
Depreciation	731	907	2,658
Lease amort	8,080	8,140	30,212
Loss on ext. of debt	-	-	564,130
Accretion	1,830	984,705	1,577,578
Interest on Debt Modification	11,360		24,307
Shares issued for services	186,750	1,289,436	2,039,501
Stock based compensation	-	95,400	183,710
Warrants Issued	21,971	-	21,971

Changes in non-cash working capital items:
A/R	(540,565)	(103,387)	(542,153)
Tax receivable	(168,408)	43,112	(252,147)
Prepaid Expenses	401,800	(17,519)	395,558
Loan receivable	(18,082)	(2,836)	(18,082)
Cost in excess of billing	(547,528)	-	(625,390)
Other assets	-	-	(115,380)
Accounts payable and accrued liab.	1,641,508	1,858,702	2,956,874
Subtotal:	($1,706,705)	$263,102	($4,073,458)

Cash flow from investing activities
Deposits	(3,227,357)	-	(10,118,989)
Cash acquired on reverse takeover	-	-	34,192
Purchase of fixed assets	-	(6,198)	(2,559)
Investments in wind projects	261,973	(203,837)	(198,592)
Investments in joint ventures	1,469	-	(16,680)
Leases	8,170	-	(41,830)
Subtotal:	($2,955,745)	($210,035)	($10,344,458)

Cash flow from Financing activities
Proceeds from Private Placement	-	150,000	800,000
Issuance of conv. Debentures	179,879	150,000	604,879
Repayment of conv. Debentures	(60,000)	(382,500)	(450,000)
Proceeds from loans payable	4,326,606	-	13,354,078
Proceeds from short-term loans payable	(17,870)	-	(17,870)
Subscriptions payable	-	71,318	71,137
Advances from related parties	-	-	1,850
Subtotal:	$4,428,615	($11,182)	$14,364,074
Increase (decrease) in cash from continuing operations	(233,835)	41,885	(53,662)
Effect of exchange rate changes on cash	87,083		87,083
Cash at the beginning of period	180,173	39,263	0
Cash at the end of period	$33,422	$81,148	$33,422

Supplemental disclosure of non-cash transactions (Note 5)

The accompanying notes are an integral part of the consolidated financial statements

Wind Works Power Corp.
Consolidated Statements of Stockholders’ Equity (Unaudited)
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

Wind Works Power Corp.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount
Balance June 30, 2010	31,447,117	31,448	4,023,824	88,085	-	(701)	(2,531,704)	1,610,952

Capital issued for financing	375,000	375	149,625	-	-	-	-	150,000
Capital issued for wind projects	550,000	550	235,950	-	-	-	-	236,500
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Conversion of convertible debenture	1,889,298	1,890	691,298	-	-	-	-	693,188
Capital issued for services	2,366,250	2,366	948,590	-	-	-	-	950,956
Capital issued for debt settlement	1,400,000	1,400	1,314,600	-	-	-	-	1,316,000
Fair value of warrants	-	-	51,356					51,356
Warrant bifurcation	-	-	(61,440)	61,440	-	-	-	-
Beneficial conversion feature	-	-	63,750	-	-	-	-	63,750
Stock based compensation	-	-	-	67,400	-	-	-	67,400
Options revaluation	-	-	-	28,000	-	-	-	28,000
Modification of convertible debentures	-	-	10,350	-	-	-	-	10,350
Share subscription liability	-	-	-	-	71,318	-	-	71,318
Translation adjustment	-	-	-	-	-	(29,523)	-	(29,523)
Net Loss	-	-	-	-	-	-	(5,078,948)	(5,078,948)
Balance June 30, 2011	47,027,665	47,029	7,419,568	244,925	71,318	(30,194)	(7,610,652)	141,993

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Stated in US Dollars)

							Deficit
							Accumulated
			Additional		Share	Cumulative	During the	Total
			Paid-in	Contributed	Subscription	Translation	Exploration	Stockholders’
	Common Shares		Capital	Surplus	Liability	Adjustment	Stage	Equity
	Number	Amount
Balance June 30, 2011	47,027,665	47,029	7,419,568	244,925	71,318	(30,194)	(7,610,652)	141,993

Capital issued Germany	-	-	611	-	-	-	-	611
Fair value of warrants	-	-	21,971					21,971
Translation adjustment	-	-	-	-	-	(14,933)	-	(14,903)
Net Loss	-	-	-	-	-	-	(987,019)	(987,019)

Balance Sep 30, 2011	47,027,665	47,029	7,441,486	244,925	71,318	(45,127)	(8,597,672)	(838,040)

Capital issued for services	2,360,000	2,360	623,640					626,000
Capital issued for settlement of acquisition agreement	9,000,000	9,000	(9,000)	-	-	-	-	-
Translation adjustment	-	-	-	-	-	119,029	-	119,029
Net Loss	-	-	-	-	-	-	(1,042,656)	(1,042,656)

Balance Dec 31, 2011	58,387,665	58,389	8,056,125	244,925	71,318	73,902	(9,640,328)	(1,135,668)

Translation adjustment						(17,013)		(17,013)
Net Loss							($676,477)	($676,477)

Balance March 31, 2012	58,387,665	58,389	8,056,125	244,925	71,318	56,889	(10,316,805)	(1,829,159)

The accompanying notes are an integral part of the consolidated interim financial statements

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

1.	Nature of Organization and Business:

	i)	Organization

Wind Works Power Corp. (herein referred to as ”WWPC”, “Wind Works”, or “the Company”) was incorporated under the laws of the State of Nevada, was primarily engaged in the acquisition and exploration of mining properties, but has since modified its business plan to focus on alternate energy.

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

The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the United States Securities and Exchange Commission on October 28, 2011. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending June 30, 2012.

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

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

	March 31,	June 30,
	2012	2011
Deficit accumulated during the development stage	10,316,805	7,610,653

Working capital (deficiency)	(16,018,441)	(2,246,604)

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

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
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

At March 31, 2012, the Company had a balance owing from a shareholder of $1,850 (June 30, 2011 – $1,850) pertaining to funds held in trust. The amount is due on demand, unsecured, and bears no interest.

At March 31, 2012, the Company had a loan payable to an officer of $1,733 (June 30, 2011 - $102,787). The amount is due on demand, unsecured, and bears a 5% interest rate and is included in short term loans. The company accrued $ nil (June 30, 2011 – $11,663) toward interest on this loan which is included in accounts payable and accrued liabilities.

At March 31, 2012, the Company had a loan receivable from an officer of $8,402 (June 30, 2011 – nil). The amount is due on demand, unsecured, and bears no interest.

During the period ended March 31, 2012, officers and directors received $18,000 (2010 – $24,080) for services rendered.

At March 31, 2012, the Company had payables to officers and directors of $163,503 (June 30, 2011 – $252,976) for services rendered which was included in accounts payable.

All transactions with related parties are made in the normal course of business and measured at carrying value.

5.	Non-Cash Transactions

There were no income taxes paid during 2011 or 2010. During the quarter ended March 31, 2012, the company entered into certain non-cash operating activities as follows:

During the three month period ending March 31, 2012, the Company recognized $112,929 in consulting fees related to the issuance of shares for services.

6.	Fixed Assets

Cost	Additions During	Accumulated	Net Book Value at	Net Book Value at
Opening Balance	the Year	Depreciation	March 31, 2012	June 30, 2011

$4,830	-	$731	$4,100	$4,830

During the nine month period ended March 31, 2012, total additions to property, plant and equipment were $ nil (2011 - $ nil). During the nine month period ended March 31, 2012 the Company recorded depreciation of $731 (2011 - $298).

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
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

The discount on this debt is fully accreted at September 30, 2011, and the remaining debt of $300,000 is past due. The Company accrued a further $7,479 in interest expense for this debt during the period. Total accrued interest for this debt at March 31, 2012 is $70,438.

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

The Company repaid $60,000 of this debt during the period ending September 30, 2011 and $25,000 remains past due at March 31, 2012. The Company accrued a further $623 in interest expense for this debt during the period. Total accrued interest for this debt at March 31, 2012 is $5,048.

September 30, 2011 issuance

On September 30, 2011, the Company issued $200,000 of convertible debt in a subscription agreement between the Company and a group of investors. The debt carries an interest rate of 10% annually, due upon the maturity date, September 30, 2014. The debt may be converted into shares of common stock at a conversion price of $0.23 per share. In conjunction with the debt, the Company also issued warrants to purchase 860,000 common shares with an exercise price of $0.50 per share that expire on September 30, 2014. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $21,971 which was recorded against the convertible debt and offset in additional paid in capital. During the period ending March 31, 2012 $1,830 of the discount has been accreted.

The above three convertible debenture liabilities are as follows:

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

	March 31, 2012	June 30, 2011
March 31, 2010 convertible debentures payable	$275,000	$275,000
April 29, 2010 convertible debentures payable	992,300	992,300
September 30, 2011 convertible debentures payable	200,000	-
Conversion of March 31, 2010 convertible debentures	(150,000)	(150,000)
Conversion of April 29, 2010 convertible debentures	(492,300)	(492,300)
Repayment of April 29 2010 convertible debentures	(200,000)	(200,000)
Repayment of March 31, 2010 convertible debentures	(100,000)	(40,000)
Total convertible debentures payable	525,000	385,000
Less: Unamortized discount on convertible debentures payable	(18,291)	-
Net convertible debentures payable	$506,709	$385,000

8.	Short Term Loan

Short term loans of $184,917 are unsecured, non-interest bearing and are due on demand except for $91,680 which bears interest at 5% per annum.

9.	Long Term Debt

Wind Works Power Corp has received a 6.64% simple interest loan from a third party (the “lender”). The Company has borrowed $13,154,195 as of March 31, 2012. The maturity date of the loan is the earliest of (i) an event of default or (ii) January 31, 2013 at which time the company is required to repay all principal and accrued interest. The loan is senior to all indebtedness of the company and is secured by any existing registered security on the assets of the company up to an aggregate amount of $1,500,000 for each bridge loan provided that any indebtedness relating to the registered security may not be re-financed, re-borrowed or increased in any way. There were 8 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000. Until the loan is repaid in full the company may not, without the prior consent of the lender, (1) incur any indebtedness or grant any security that would rank prior to the loan, other than: (i) normal trade payables; and (ii) secured debts and obligations owed to secured lenders providing financing for the construction of the Wind Projects. or (2) incur or commit to any single expense over CAD $20,000 or any series of related expense over a cumulative amount of CAD $30,000. The Company has signed promissory notes guaranteeing the amount of the loan.

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

For the period ended March 31, 2012, $216,824 (2011 - $nil) of interest was accrued on the outstanding principal and included in accrued liabilities.

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

10.	Share Capital

Total authorized share capital of the Company is 200,000,000 common shares with a par value of $0.001.

During the period ending December 31, 2011, the Company entered into agreements to issue 2,360,000 shares in exchange for consulting services to be received during the period and in the future. The Company has determined the total fair value of these shares to be $626,000 using the Company’s share price on the agreement dates. These shares were issued on November 10, 2011.

During the three month period ending March 31, 2012, $112,929 has been recognized as share based compensation related to consulting work for the period, including work performed in prior periods, representing the portion of the total expected services that were received. The remaining fair value of the issuance will be expensed in the period in which the related services are received.

Warrants

During the nine month period ending March 31, 2012, the Company issued 860,000 warrants attached to the convertible debentures. The Company allocated the proceeds received from the issuance based on the fair value of the warrants relative to the total fair value of the issuance. The Company determined the fair value of these warrants to be $21,971 using the following assumptions:

For purposes of the calculation, the following assumptions were used:

Exercise price	$0.50
Expiration date	Sept. 30, 2014
Risk free interest rate	0.25%
Expected life of warrants	1 year
Expected stock price volatility	110%
Expected dividend yield	0%

11.	Wind Projects and Option Agreements

As at March 31, 2012, the Company had capitalized wind development project costs as follows:

	March 31, 2012	June 30, 2011

Skyway 126	1,997,468	1,997,468
Developer C	286,650	286,650
Settlers Landing	450,000	450,000
Burg I	-	403,637
Burg II	236,500	236,500
Raberg	60,071	54,905
Roecken	16,498	-
5MW Ontario project	1,023	1,023
Thunder Spirit (Note 11i)	121,000	1,000
	3,169,210	3,431,183

Significant changes during the period are as follows:

(i)	Thunder Spirit

In April 2011, the Company acquired a 75% interest in Thunder Spirit, a 150MW project located in North Dakota. The acquisition agreement stipulates a $1,000 acquisition price, which has been capitalized, and obligates Wind Works to perform the following:

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

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

In January 2012, the Company entered into an agreement for the sale of the second half (50%) of its interest in the Burg I project. Pursuant to this sale, the Company entered into a turn-key agreement for the construction of a wind turbine, in accordance with specifications outlined in the contract.

The agreed sale price for the turn-key construction contract is fixed, as specified in the construction contract. For the period ending March 31, 2012, the costs incurred and billings received are summarized as follows:

Total billings related to turn-key construction agreement	(3,966,411)
Project acq. costs reclassified as construction costs	373,715
Construction costs	4,218,086
Costs in excess of billings on uncompleted contracts	625,390

13.	Wind Project Deposits

As at March 31, 2012, the Company had capitalized wind project deposits as follows:

	March 31, 2012	June 30, 2011
OPA Feed-In Tariff Contract Deposits:
Zero Emissions People	570,760	570,760
Developer C	285,000	285,000
Settlers Landing	47,500	47,500
	903,260	903,260

Hydro One Networks Inc. (“HONI”)
Connection Cost Deposits:
Whispering Woods Wind Farm	795,106	823,624
5MW Ontario Project	795,106	823,624
Cloudy Ridge / Skyway 126	807,547	836,511
Settlers Landing Wind Park	782,664	810,736
Clean Breeze Wind Park Grafton	795,106	823,624
Grey Highlands ZEP	2,616,044	2,709,873
Snowy Ridge	3,463,775	-
	10,055,348	- 6,827,992
Total Wind Project Deposits	$10,958,608	$7,731,252

Wind Works Power Corp.
Notes to the Unaudited Consolidated Interim Financial Statements
For the period ended March 31, 2012
(Stated in US Dollars)

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

For the wind projects being developed under the Developer C joint venture and all other Canadian projects jointly held with resident partners, the Company has agreed to share all income in accordance with the respective partnership agreements.

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

Financings:

     The development of any wind farm involves a significant capital commitment. Licensing, infrastructure build-out, equipment and professional fees can run into the millions of dollars. In order to finance these operations, we received a simple interest loan from a third party lender which accrues interest at the rate of 6.64% per annum. As of March 31, 2012we have borrowed $13,154,195. The loan is senior to all other indebtedness and is secured by any existing registered security on our assets up to an aggregate amount of $1,500,000 for each bridge loan. There were 8 bridge loans outstanding at year-end secured by an aggregate amount of $9,000,000. Wind Works has guaranteed these loan obligations even though Wind Works does not own all of the outstanding equity in the wind parks.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2012 and March 31, 2011 and from May 2, 2008 (“Inception”) to March 31, 2012.

     We have not generated revenues from operations. For the three and nine months ended March 31, 2012, we recognized revenues of $128,586 in Germany, which represents monies received from the sale of projects. We have not generated any other revenues since May 2, 2008 (“Inception”). Interest income for the nine months ended March 31, 2011 totaled $529. Also during the three and nine months ended March 31, 2011 we recognized revenues totaling $42,404 and $139,694. Total revenues since May 2, 2008 (“Inception”) totaled $226,405.

Operating Expenses

     For the three and nine months ended March 31, 2012 our operating expenses totaled $805,063 and $2,834,738 as compared to $1,242,508 and $4,033,781 for the comparable periods in 2011. Total expenses since Inception were $10,543,210

     Interest and service charges on our debt obligations, project development costs and consulting fees represent our largest expenses. For the three and nine months ended March 31, 2012 interest and service charges totaled $236,664 and $688,287 as compared to $40,179 and $122,458 in the comparable periods in 2011. The significant increase in our interest expense is directly attributable to increases in our outstanding debt obligations. Total interest and service charges since Inception totaled $976,266.

     Since Inception, our single largest expense item is directly related to project development costs. For the three and nine months ended March 31, 2012 these expenses totaled $232,713 and $983,959 as compared to $472,125 and $972,989 in 2011. Total project development costs since Inception totaled $3,203,039. We anticipate that these costs will continue to increase as we continue to develop our wind parks.

     We have been able to reduce our reliance on consultants. For the three and nine months ended March 31, 2012 these expenses totaled $202,376 and $785,311 as compared to $356,555 and $1,368,846 in 2011. Total consulting fees incurred since Inception were $2,867,306. We continue to rely on stock based compensation having paid consultants for the three months ended March 31, 2012 a total of $112,929 in stock based compensation.

     Professional fees incurred in connection with our ongoing reporting obligations with the Commission as well as professional fees incurred with respect to the acquisition and development of various projects continue to represent a significant portion of our ongoing operating expenses. However , we have been able to reduce these expenses. For the three and nine months ended March 31, 2012, we incurred $93,886 and $231,849 in professional fees as compared to $154,149 and $376,654 in the comparable period(s) in 2011. Professional fees since Inception totaled $804,260. .

There were no other significant line item expenses except as set forth above.

Net Income (loss)

     Our Net Loss for the three and nine months ended March 31, 2012 totaled $(676,477) and $(2,706,152) as compared to a Net Loss of $(1,200,104) and $(3,893,558) for the comparable period in 2011. Our Net Loss since Inception totaled $(10,316,805) exclusive any adjustments as a result of foreign currency translations.

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

Liquidity and Capital Resources

Assets and Liabilities

     At March 31, 2012 we had cash and cash equivalents totaling $33,422, prepaid expenses totaling $138,068, accounts receivable totaling $544,149, costs in excess of billing totaling $625,390 value added tax receivable of $252,147 and other assets totaling $107,300. Total current assets at March 31, 2012 were $1,702,326. At June 30, 2011 we had cash totaling $180,173, prepaid expenses totaling $112,033, VAT receivable totaling $83,739, costs in excess of billing totaling $77,862, other assets totaling $115,380 and accounts receivable totaling $3,584. Total current assets at June 30, 2011 were $574,621.

     The significant increase in our accounts receivable is primarily attributable to payments due related to our wind farms. The significant increase in costs in excess of billings is related to construction costs incurred for the development of the Burg 1 wind park. Similarly, the significant increase in the value added tax receivable is attributable to increased expenses attributable to project development costs. We used a significant portion of our yearend cash holdings to finance our ongoing operations.

     Our long term assets at March 31, 2012 totaled $14,189,282 of which $10,958,608 is attributable to wind farm deposits and $3,169,210 is attributable to our wind projects. At June 30, 2011 long term assets totaled $11,216,186 consisting of wind project deposits totaling $7,731,252 and wind projects totaling $3,431,183.

     We have no other significant long term assets.

     The significant increase in our long term assets is primarily attributed to the increase in our wind farm deposits.

     Total assets at March 31, 2012 were $15,891,608 as compared to $11,790,807 at June 30, 2011.

     Our current liabilities at March 31, 2012 totaled $17,720,767 consisting of accounts payable and accrued liabilities totaling $3,874,946, convertible debentures totaling $506,709, short term loans totaling $184,917 and third party loans total $13,154,195. Current liabilities at June 30, 2011 totaled $11,648,814 consisting of $2,233,438 in accounts payable, $385,000 in convertible debentures and $202,787. Third party loans total $8,827,589.

Total liabilities increased by approximately 52% at March 31, 2012 as compared to June 30, 2011.

     At March 31, 2012 we had a working capital deficit (current assets less current liabilities) of $16,018,441 as compared to a working capital deficit of $2,246,604 at June 30, 2011. Continued operations are dependent on our ability to secure additional funding. Management’s plan in this regard is to secure additional funds through future debt or equity financings. While we have been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future. In addition, we may sell a wind farm to secure additional working capital.

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

Subsequent Events: None

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk profile has not changed significantly from its year ended June 30, 2011.

Foreign Currency Exchange Rate Risk

     The Company holds cash balances in U.S., Canadian dollars and Euros. We transact most of our business in Canadian dollars and Euros. As a result, currency exchange fluctuations may impact our operating costs. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

     In general, the strengthening of the U.S. dollar or Canadian dollar will positively impact our expenses transacted in Euros. Conversely, any weakening of the U.S dollar or Canadian dollar will increase our expenses transacted in Euros. We do not believe that any weakening of the U.S. or Canadian dollar as compared to the euro will have an adverse material effect on our operations.

Interest Rate Risk

     The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company. The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. and Canadian interest rates. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not believe that interest rate fluctuations will have any effect on our operations.

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

     Mine Safety Disclosure.

     Not applicable.

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

Wind Works Power Corp.
Date: May 21, 2012
By: /s/ Ingo Stuckmann
--------------------------------
Ingo Stuckmann
Chief Executive Officer

Date: May 21, 2012

By: /s/ Henrik Woehlk
---------------------------------
Henrik Woehlk
Chief Financial Officer